Form 10-K405
period 1996-12-31
OLD GUARD GROUP INC
filed 1997-03-31
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
       December 31, 1996, or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934, for the transition period
       from    N/A    to __________.

                            Commission File Number 0-16533

                                 OLD GUARD GROUP, INC.
                (Exact name of Registrant as specified in its charter)

         Pennsylvania                             23-2852984
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

       2929 Lititz Pike, Lancaster, Pennsylvania           17601
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number:  (717) 569-5361

       Securities registered pursuant to Section 12(b) of the Act:
None

       Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock (no par value)
                                   (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $57,223,414 at March 27, 1997. As of March 27, 1997, the
Registrant had 4,204,910 shares of Common Stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

None.

                                        PART I

Item 1.   BUSINESS.

                                      THE COMPANY

General

       The Company was incorporated under the laws of the Commonwealth of Pennsylvania in May 1996 for the purpose of serving as a holding company for Old Guard Insurance Company ("Old Guard"), Old Guard Fire Insurance Company ("Old Guard Fire"), and Goschenhoppen-Home Insurance Company ("Goschenhoppen" and collectively with Old Guard and Old Guard Fire, the "Insurance Companies").

       On February 11, 1997, the Company became a holding company for the Insurance Companies upon the completion of the conversion of the Insurance Companies from Pennsylvania mutual insurance companies to Pennsylvania stock insurance companies and the simultaneous acquisition of the capital stock of each of the Insurance Companies by the Company pursuant to a Joint Plan of Conversion adopted by the Boards of Directors of the Company and the Insurance Companies on May 31, 1996, as amended and restated on July 19, 1996 and January 10, 1997 (the "Plan").

       On February 11, 1997, pursuant to the Plan, the Company completed the sale of 4,204,910 shares of its common stock, no par value per share (the "Common Stock") at the price of $10.00 per share in contemporaneous subscription and community offerings (the "Offering") for gross proceeds of approximately $42,049,100, including the Conversion of a $1.5 million surplus note into Common Stock. The conversion of the Insurance Companies to stock form, the issuance of capital stock of the Insurance Companies to the Company and the Offering are collectively referred to herein as the "Conversion."

       The Company's executive offices are located at 2929 Lititz
Pike, Lancaster, Pennsylvania 17601, and its main telephone number is (717) 569-5361.

The Insurance Companies

       Old Guard, Old Guard Fire and Goschenhoppen are each Pennsylvania-chartered insurance companies that converted from mutual to stock form on February 11, 1997. The Insurance Companies are wholly-owned subsidiaries of the Company and operate as members of the Old Guard Insurance Group (the "Group"), a group of insurance companies under common management. The Group includes Neffsville Mutual Fire Insurance Company, which was not a party to the Plan. The Insurance Companies are property and casualty insurers of farms, small and medium-sized businesses and residents primarily in rural and suburban communities in Pennsylvania, Maryland and Delaware. The Insurance Companies market farmowners, homeowners and businessowners policies, as well as personal and commercial automobile, workers' compensation and commercial multi-peril coverages through approximately 1,600 independent agents.

       The Insurance Companies operate under a reinsurance pooling agreement pursuant to which all premium revenue, loss and loss adjustment expense are ceded to Old Guard and a fixed percentage of those items is retroceded by Old Guard to Old Guard Fire and Goschenhoppen. The allocation of pooled revenue and expense is determined by the parties and is currently as follows: Old
Guard - 60%, Old Guard Fire - 29% and Goschenhoppen - 11%. Investment income and investment gains and losses are not pooled. In addition, Neffsville reinsures 90% of its book of business with Old Guard Fire.

       Old Guard. Old Guard was originally chartered in 1896. At December 31, 1996, Old Guard had total assets of $116.2 million
(prior to the elimination of intercompany accounts in combination) and equity of $23.8 million.

       Old Guard Fire. Old Guard Fire was originally chartered in 1872. At December 31, 1996, Old Guard Fire had total assets of
$35.6 million (prior to the elimination of intercompany accounts in combination) and equity of $11.0 million.

       Goschenhoppen. Goschenhoppen was originally chartered in 1843. At December 31, 1996, Goschenhoppen had total assets of
$22.6 million (prior to the elimination of intercompany accounts in combination) and equity of $4.2 million.

       The foregoing data reflects the financial condition of the Insurance Companies prior to completion of the Conversion. Upon completion of the Conversion, the Company contributed
$9.0 million, $5.0 million and $2.0 million to Old Guard, Old
Guard Fire and Goschenhoppen, respectively.

       The Insurance Companies are subject to examination and comprehensive regulation by the Department. See "Business --
Regulation."

Strategy

       The Company's principal strategies for the future are to:

       -- Achieve geographic diversification of risk by acquisition of other insurance companies or licensing of the Insurance Companies in other jurisdictions with reduced or different loss exposure;

       -- Improve the mix of business by increasing commercial writings and emphasizing casualty coverages in order to enhance profitability and lessen the impact of property losses on overall results; and

       -- Improve efficiency and maintain the high level of personal service delivered to agents and insureds through continued enhancement of the Company's management information systems (MIS).

       Management has taken steps to implement each of these strategies and views the Conversion as a critical component of its strategic plan. The additional capital generated by the Conversion will permit the Insurance Companies to accelerate implementation of these strategies and the resulting holding company structure will provide needed flexibility to achieve the Company's goals.

       Geographic Diversification. The Company's goal is to achieve geographic diversification of risk outside Pennsylvania to areas with reduced or different catastrophic loss exposure and in which management believes insurers generally have been permitted to manage risk selection and pricing without undue regulatory interference. Concentration of property insurance in Pennsylvania has caused the Insurance Companies to be susceptible to localized catastrophic events primarily related to severe weather. The Company expects to accomplish geographic diversification principally through acquisition but expects also to seek authority for the Insurance Companies to do business in additional jurisdictions. The acquisition of an 80% interest in First Delaware Insurance Company and the investment in New Castle Mutual Insurance Company represent initial steps to diversify geographically. See "Acquisition of First Delaware Insurance Company" and "New Castle Insurance Company Investment" herein.

       The Company plans to seek additional acquisitions outside Pennsylvania. The Company is currently targeting for acquisitions companies located in jurisdictions adjacent to its current markets and in the upper Midwest. The Conversion provided funds for cash acquisitions and the holding company structure will facilitate the use of capital stock for acquisitions as well. Insurance companies acquired may be added to the existing reinsurance pool among the Insurance Companies.

       The determination whether to add acquired companies to the Insurance Companies' intercompany reinsurance pooling arrangement will be made on a case by case basis as acquisitions are completed. Some of the factors considered in evaluating an acquired company for possible inclusion in the reinsurance pool will include the acquired company's capital position, the quality of the book of business, reserves for losses and loss adjustment expenses, settlement practices, the lines of business written, existing reinsurance relationships, the level of control which management of the Insurance Companies will have over the operations of the acquired company, and rating considerations.

       Diversification of Lines of Business. The Insurance Companies have taken, and will continue to take, steps to increase commercial and casualty premium volume, both to reduce property loss exposure and to provide greater product diversification from personal into commercial lines that may provide a countercyclical balance to personal lines.

       One such initiative was the introduction in the third quarter of 1996 of new commercial multi-peril packages tailored to specific business and industry segments chosen based on the experience of the underwriting staff and market opportunities available to existing agents. These packages should permit the Insurance Companies to serve larger commercial accounts as well as to sell accompanying workers' compensation and commercial automobile coverages. Another initiative is the introduction of tiered pricing for workers' compensation coverage through a policy with more attractive pricing and the opportunity for dividends. The acquisition of First Delaware Insurance Company, which has a commercial book of business, will further the goal of diversification into commercial lines.

       Management believes that it has the opportunity to increase the volume of casualty business by focused marketing to existing agents, many of whom have traditionally associated the Insurance Companies with farm-related property insurance and may not identify and choose the Insurance Companies for their customers as providers of casualty line products. For example, currently less than 20% of the Insurance Companies' farm and homeowner customers purchase auto policies from the Insurance Companies. Management believes an increasing share of this market is desirable and attainable given the existing relationships among the Insurance Companies, its agents and its insureds.

       The proceeds received by the Company in the Conversion provides the additional surplus necessary to support substantially increased commercial and casualty premium volume.

       Service Capabilities. Management believes the Insurance Companies have a strong reputation for personal attention to agents and insureds. The Insurance Companies have undertaken a program to enhance their MIS capabilities, with the goal of improving efficiency, internal reporting and service to agents and insureds, as well as facilitating acquisitions. The Insurance Companies have been actively involved in the search, review, selection, customization and testing of a new policy processing software system since the second quarter of 1994. The licensing rights for the new software system were acquired from Strategic Data Systems, Inc., an insurance industry software specialty company. The software system is a personal computer database system designed to eliminate most paperwork required in traditional systems. Claims, billing and accounting functions are also fully integrated in the new software system. The ability to operate multiple companies, maintain on-line remote offices and enhancements in the quality and timeliness of management information are additional benefits of the new software system. Personal automobile is the first line of business being phased into the new software system, and it is expected to begin processing policies in early 1997. By 1999, management of the Insurance Companies expects to integrate homeowners, farmowners and commercial lines of business into the new software system. This new MIS environment should permit a greater volume of business to be processed by the same or fewer number of staff and is fully capable for the year 2000. It will also allow direct agent interface to enhance service to agents and insureds and build upon the Insurance Companies' strong reputation in this area.

First Delaware Insurance Company Acquisition

       On February 14, 1997, Old Guard Investment Holding Company, Inc. ("Old Guard Investment"), a subsidiary of the Company, pursuant to an agreement with First Delaware Insurance Company ("First Delaware"), a Delaware insurance company, and International Corporation ("IC"), First Delaware's sole shareholder, acquired 80% of the capital stock of First Delaware. The acquisition was made through a combination of (i) a $1.5 million cash investment in First Delaware in exchange for a number of shares of First Delaware common stock equal to $1.5 million divided by 1.5 times the GAAP book value per share of First Delaware as of December 31, 1996 and (ii) the purchase from IC for cash of a number of additional shares of First Delaware at a price per share equal to 1.5 times the GAAP book value per share of First Delaware. Old Guard Investment now holds 80% of the stock of First Delaware. The total acquisition price equaled approximately $3.3 million.

       At closing of the acquisition, Old Guard Investment and IC executed a shareholder agreement that, among other things, prohibits IC from transferring its remaining 20% interest in First Delaware prior to December 31, 2003 to anyone other than Old Guard Investment or an affiliate of Old Guard Investment.
The shareholder agreement also gives the parties certain "put" and "call" rights prior to December 31, 2003 during specified periods with respect to the remaining 20% of the common stock of First Delaware held by IC at a purchase price of between 1 and
1.5 times then current GAAP book value per share. The exercise price of the put or call varies depending upon the time period when the put or call is exercised and is payable in cash or Common Stock at the election of the party exercising the put or call right. In addition, after December 30, 1999, IC can relinquish its put right and extinguish Old Guard Investment's call right in exchange for a payment from Old Guard Investment to IC of 10% of the put price.

       Following closing, the First Delaware Board of Directors was expanded to consist of five members, three of whom were elected by Old Guard Investment. David E. Hosler, the Chairman of the Company, became Chairman of First Delaware. First Delaware and Commonwealth Insurance Managers, Inc. ("CIMI"), a subsidiary of
Old Guard Investment, also executed a management agreement pursuant to which CIMI will provide management advice on actuarial services, reinsurance purchasing, investment management, management information systems, security custody services, independent accounting/auditing services, human resource services and employee benefits. In order to retain the services of the two principals of First Delaware, First Delaware entered into employment agreements acceptable to Old Guard Investment with such principals.

       The acquisition of First Delaware furthers the Company's strategic goals of geographic and product line diversification because First Delaware's business is principally commercial lines, including surety business in the Delaware and Maryland markets. The Insurance Companies intend to renew their current commercial writings in Delaware and the Eastern Shore of Maryland with First Delaware and support a planned expansion of First Delaware into Virginia.

New Castle Insurance Company Investment

       On December 23, 1996, Old Guard Investment executed an Investment Agreement with New Castle Mutual Insurance Company ("New Castle"), a Delaware insurance company that is licensed in Delaware and Pennsylvania and sells primarily homeowners and other personal property and casualty lines through independent agents. Pursuant to the Investment Agreement, Old Guard Investment purchased a $1.0 million convertible surplus note.
Old Guard Investment, or an affiliate designated by Old Guard Investment may be obligated to purchase, from time to time, up to an additional $3.0 million of convertible surplus notes based on cancellation of reinsurance or an increase in the ratio of net premiums written to statutory surplus to an amount in excess of 2.9x. The surplus notes will bear interest payable monthly at a floating rate equal to Dauphin Deposit Bank's base rate with a maximum interest rate of 10%. All principal amounts under the surplus notes will be due at maturity on January 1, 2007. The initial $1.0 million investment was financed by drawing on a line of credit which was repaid with the proceeds of the Offering.
The Investment Agreement contains customary representations, warranties, covenants and conditions to subsequent closing.

       The surplus notes will be convertible into common stock of New Castle if, but only if, New Castle converts from mutual to stock form. The surplus notes will be convertible into that number of shares of common stock of New Castle equal to the greater of (i) the principal balance of the surplus notes divided by (A) the price at which a share of common stock of New Castle is offered and sold in a mutual to stock conversion of New Castle, if such an offering is made, or (B) the value assigned to a share of New Castle common stock distributed to New Castle policyholders in a mutual to stock conversion of New Castle, if such a distribution is made, or (ii) the number of authorized shares of common stock of New Castle multiplied by a fraction the numerator of which is the principal amount of the surplus notes and the denominator of which is the statutory surplus of New Castle on the last day of the month immediately preceding a mutual to stock conversion of New Castle. New Castle has covenanted to use its best efforts to convert from mutual to stock form within three years from the date of the initial surplus note purchase.

       The surplus note investment in New Castle furthers the Company's strategic goal of geographic diversification because
New Castle's business is principally located in the Delaware market.

Products

       The Insurance Companies offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of the rural and suburban communities in which the Insurance Companies do business, including their agricultural clients. The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios by product line of the Insurance Companies for the periods indicated:

                                                                                 Year Ended December 31,
                                              ------------------------------------------------------------------------------------
                                                            % of                  % of                 % of
                                              1996         Total        1995     Total      1994       Total     1993       Total
                                              ----         -----        ----     -----      ----       -----     ----       -----
                                                                        (Dollars in thousands)
Direct Premiums Written:
  Farmowners ..................              $16,365        20.6%     $15,494    20.2%    $16,080      20.7%    $15,319     20.5%
  Homeowners ..................               21,577        27.2       21,157    27.6      20,509      26.3      19,067     25.5
  Businessowners and commercial
     multi-peril ...............              10,577        13.3       11,083    14.4      10,587      13.6      10,367     13.9
  Personal automobile .........               18,617        23.5       16,810    21.9      15,928      20.5      13,376     17.9
  Commercial automobile .......                  886         1.1          776     1.0         815       1.0         807      1.0
  Workers' compensation .......                5,912         7.4        5,432     7.1       5,562       7.1       6,312      8.4
  Fire, allied, inland marine .                4,078         5.2        3,668     6.1       7,073       9.1       8,192     11.0
  Other liability .............                1,372         1.7        1,317     1.7       1,331       1.7       1,316      1.8
                                             -------       -----      -------   -----     -------     -----     -------    -----
    Total .....................              $79,384       100.0%     $76,737   100.0%    $77,885     100.0%    $77,885    100.0%
                                             =======       =====      =======   =====     =======     =====     =======    =====

                                                                                 Year Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                        % of                  % of                  % of                 % of
                                               1996     Total     1995        Total      1994       Total     1993       Total
                                               ----     -----     ----        -----      ----       -----     ----       -----
                                                                        (Dollars in thousands)
Net Premiums Earned
  Farmowners ..................               $ 9,907    18.5%    $13,413     20.1%    $13,315      21.0%    $13,368     21.9%
  Homeowners ..................                14,898    27.8      18,391     27.6      16,755      26.4      14,622     24.0
  Businessowners and commercial
    multi-peril ...............                 7,078    13.2       8,828     13.2       8,387      13.2       8,548     14.0
  Personal automobile .........                12,766    23.8      14,459     21.7      12,521      19.8      11,402     18.7
  Commercial automobile .......                   565     1.1         769      1.2         717       1.1         675      1.1
  Workers' compensation .......                 3,564     6.6       4,233      6.4       4,266       6.7       4,394      7.2
  Fire, allied, inland marine .                 4,538     8.5       6,294      9.4       6,930      10.9       7,465     12.3
  Other liability .............                   276     0.5         276      0.4         574       0.9         512      0.8
                                              -------   -----     -------    -----     -------     -----     -------    -----
    Total .....................               $53,592   100.0%    $66,663    100.0%    $63,465     100.0%    $60,986    100.0%
                                              =======   =====     =======    =====     =======     =====     =======    =====
Net Loss Ratio
  Farmowners ..................                  94.2%               78.7%                 8.8%                 71.2%
  Homeowners ..................                  95.5                80.8                 98.0                  83.3
  Businessowners and commercial
    multi-peril ...............                  76.5                62.2                 47.8                  51.6
  Personal automobile .........                  82.5                90.4                 70.9                  73.2
  Commercial automobile .......                  63.6                70.9                 53.8                  35.1
  Workers' compensation .......                  45.7                43.0                 58.3                  74.3
  Fire, allied, inland marine .                  58.5                53.4                 49.7                  50.1
  Other liability .............                  87.8               326.3                 49.9                  83.9
    Total .....................                  82.8%               75.8%                73.2%                 69.1%

                                                                                 Year Ended December 31,
                                              -------------------------------------------------------------------------------------

                                                 1996              1995                   1994                  1993
                                                 ----              ----                   ----                  ----
                                                                        (Dollars in thousands)
Expense Ratios
  Farmowners ..................                  46.4%            36.6%                   34.1%                 34.3%
  Homeowners ..................                  31.8             39.0                    39.7                  39.3
  Businessowners and commercial
    multiple peril ............                  57.1             41.2                    36.4                  36.1
  Personal automobile .........                  20.4             22.6                    24.0                  24.5
  Commercial automobile .......                  27.9             24.9                    27.3                  32.5
  Workers' compensation .......                  21.4             23.6                    25.7                  29.1
  Fire, allied, inland marine .                  34.8             47.2                    49.6                  42.0
  Other liability .............                  50.7             46.9                    25.2                  33.3
    Total .....................                  34.7%            34.9%                   34.8%                 34.4%

Combined Ratios(2)
  Farmowners ..................                 138.7%           115.2%                  112.8%                105.5%
  Homeowners ..................                 127.3            119.7                   137.7                 122.6
  Businessowners and commercial
    multiple peril ............                 133.6            103.4                    84.1                  87.7
  Personal automobile .........                 102.9            113.1                    94.8                  97.7
  Commercial automobile .......                  91.5             95.8                    81.2                  67.6
  Workers' compensation .......                  67.1             66.7                    84.1                 103.4
  Fire, allied, inland marine .                  93.3            100.6                    99.2                  92.1
  Other liability .............                 138.5            373.2                    75.1                 117.2
    Total .....................                 117.5%           110.7%                  108.0%                103.5%
  Industry Combined Ratio .....                    --            106.4%                  108.4%                106.9%

__________

(1) Effective January 1, 1996, the Insurance Companies and American Re entered into a quota share reinsurance treaty pursuant to which the Insurance Companies cede 20% of their liability remaining after cessions of excess and catastrophic risks through other reinsurance contracts. Pro rata cessions of unearned premiums as of January 1, 1996 and the transfer of premiums written during the year ended December 31, 1996 accounts, in part, for the decline in net premiums earned when the year ended December 31, 1996 is compared to the year ended December 31, 1995.

(2) A combined ratio over 100% means that an insurer's underwriting operations are not profitable.


Farmowners Policy

       The farmowners policy, developed in 1975, is a flexible, multi-line package of insurance coverages. As a result of its flexible features, this product can be adapted to meet the needs of a variety of agricultural and related businesses, including a package designed for farmers with large dairy operations. The farmowners policy combines property and liability insurance for the farm owner, as well as owners of other agricultural related businesses, such as nurseries and greenhouses. The largest numbers of farmowners policies written by the Insurance Companies are for dairy, beef, horse and crop farming risks. In general, standing crops are not insured except under limited circumstances but harvested and stored crops generally are insured. Policyholders may select property damage coverages for specific peril groups, such as basic perils that include fire and allied lines, extended coverage and vandalism or broad form and special perils. Personal liability coverage insures policyholders against third party liability from accidents occurring on their premises or arising out of their operations or from their products. The farmowners policy contains a limited liability extension of pollution-type coverage for damages caused to third persons or their crops resulting from above-ground, off-premises contamination, such as overspray of fertilizers and pesticides.

Homeowners Policy

       The Insurance Companies' homeowners policy, introduced in 1963, is a multi-peril policy providing property and liability coverages and optional inland marine coverage. The homeowners policy is sold to provide coverage for the insured's principal residence.

Businessowners and Commercial Multi-Peril

       Businessowners. The Insurance Companies introduced a businessowners policy in 1983 that provides property and liability coverages to small businesses within its rural and suburban markets. This product is marketed to six distinct groups: (i) apartment owners with relatively small property-based risks; (ii) condominium owners; (iii) landlords with dwelling properties of up to four family units; (iv) mercantile businessowners, such as florists, gift shops and antique dealers, with property-based risks; (v) offices with owner and/or tenant occupancies; and (vi) religious institutions consisting of smaller, rural properties.

       Commercial Multi-Peril. The Insurance Companies also issue a number of commercial multi-peril policies providing property and liability coverage to accounts that, because of their larger size, do not meet the eligibility requirements for the businessowners product. The Insurance Companies are working to increase market penetration for this product because it includes commercial liability risks that help to diversify exposures and lessen the impact of property losses on overall results. One such marketing initiative is the promotion of commercial multi-peril packages targeted to the following businesses: (i) food processing, (ii) retailing, (iii) manufacturing, (iv) metal working, (v) offices, and (vi) service operations. These packages are being written using existing policy forms and were chosen based on the experience of the underwriting staff and market opportunities available to existing agents. The packages are of a type generally written by larger companies and should permit the Insurance Companies to sell commercial packages as well as accompanying workers' compensation and commercial automobile coverages to larger accounts.

Personal Automobile

       The Insurance Companies' personal automobile policy insures individuals against claims resulting from injury and property damage and can be marketed in conjunction with the Insurance Companies' other products, such as the farmowners policy, the businessowners policy or the homeowners policy.

Commercial Automobile

       The Insurance Companies' commercial automobile policies are generally marketed in conjunction with farmowners, businessowners or commercial multi-peril policies. Commercial automobile is one of the Insurance Companies' lower volume products.

Workers' Compensation

       The Insurance Companies generally write workers' compensation policies in conjunction with farmowners policies, businessowners policies or other commercial packages. However, the Insurance Companies may write stand-alone workers' compensation policies. A recent initiative is tiered pricing for workers' compensation coverage with the introduction of a policy with more attractive pricing and the opportunity for dividends.

Fire, Allied, Inland Marine

       Fire and allied lines insurance generally covers fire, lightning and extended coverage. Inland marine coverage insures merchandise or cargo in transit and business and personal property. The Insurance Companies offer fire, allied and inland marine insurance coverage only as endorsements available under the Insurance Companies' other insurance products.

Other Liability

       Umbrella Liability. The Insurance Companies write commercial and personal line excess liability policies covering business, farm and personal liabilities in excess of amounts covered under the farmowners, homeowners, businessowners, commercial multi-peril and automobile policies. Such policies are available generally with limits of $1 million to $5 million. The Insurance Companies do not generally market excess liability policies to individuals and farmowners unless they also write an underlying liability policy. However, the Insurance Companies may write excess liability coverage for commercial accounts without all underlying liability coverages.

       Commercial General Liability. The Insurance Companies write a stand-alone commercial general liability policy for certain business situations that do not meet the criteria for liability coverage under a farmowners, businessowners or commercial multi-peril policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their operations or products. Most of the Insurance Companies' products liability line is written as part of the commercial general liability product.

Marketing

       The Insurance Companies market their property and casualty insurance products in Pennsylvania, Maryland and Delaware through independent agencies. These agencies collectively employ a force of approximately 1,600 agents. The Insurance Companies manage their agents through quarterly business reviews (with underwriter participation) and establishment of benchmarks/goals for premium volume. The Insurance Companies have managed a decline in the number of agencies in recent years to eliminate low volume agencies and reduce concentration in southern Pennsylvania. Most of the Insurance Companies' independent agents represent multiple carriers and are established residents of the rural and suburban communities in which they operate. The Insurance Companies' independent agents generally market and write the full range of the Insurance Companies' products. The Insurance Companies consider their relationships with agents to be good. As of December 31, 1996, no agency accounted for over 5% of direct premiums written.

       The Insurance Companies emphasize personal contact between their agents and the policyholders. The Insurance Companies believe that their name recognition, policyholder loyalty and policyholder satisfaction with agent and claims relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention.

       The Insurance Companies' policies are marketed exclusively through their network of independent agents. The Insurance Companies depend upon their agency force to produce new business and to provide customer service. The network of independent agents also serves as an important source of information about the needs of the communities served by the Insurance Companies. This information is utilized by the Insurance Companies to develop new products and new product features.

       Agency compensation is based on one of three compensation plans. Each agency may elect: fixed base commission only, fixed base commission with some opportunity for bonus commission based on the agency's loss experience, or floating base commission based on the agency's three year loss ratio with some opportunity to earn bonus commission depending on the agency's one-year loss experience.

       The Insurance Companies' independent agencies are supervised and supported by agent representatives, who are employees of the Insurance Companies and who have principal responsibility for recruiting agencies and training new agents. To support its marketing efforts, the Insurance Companies develop and produce print and radio advertising and hold seminars for agents.
Agencies are then able to purchase advertising (using prepared materials) in local markets. The Insurance Companies and agent representatives conduct training programs that provide both technical training about products and sales training on how to market insurance products.

       The Insurance Companies provide personal computer software to agencies that allows them to quote rates on homeowners, farmowners, businessowners and personal auto. In addition, a home page has been established on the Internet for the public that is periodically updated with pertinent information about the Insurance Companies and their products.

Underwriting

       The Insurance Companies seek to write their commercial and personal lines by evaluating each risk with consistently applied standards. The Insurance Companies maintain information on all aspects of their business that is regularly reviewed to determine product line profitability. The Insurance Companies' underwriters generally specialize in farm, personal or commercial lines. Specific information is monitored with regard to individual insureds that is used to assist the Insurance Companies in making decisions about policy renewals or modifications. The Insurance Companies' underwriters have an average of over 14 years of experience as underwriters. The Insurance Companies believe their extensive knowledge of local markets is a key underwriting advantage.

       The Insurance Companies rely on information provided by their independent agents, who, subject to certain guidelines, also act as field underwriters and pre-screen policy applicants. The independent agents have the authority to sell and bind insurance coverages in accordance with pre-established guidelines. Agents' underwriting results are monitored and on occasion agents with historically poor loss ratios have had their binding authority removed until more profitable underwriting results were achieved.

Claims

       Claims on insurance policies written by the Insurance Companies are usually investigated and settled by one of the Insurance Companies' staff claims representatives who work in teams led by a supervisor. Supervisors report to the claims manager. The Insurance Companies' claims philosophy emphasizes timely investigation, evaluation and fair settlement of claims, while maintaining adequate case reserves and controlling claim adjustment expenses. The claims philosophy is designed to support the Insurance Companies marketing efforts by providing prompt service and making the claims process a positive experience for agents and policyholders.

       Claims settlement authority levels are established for each representative and claims manager based upon their level of experience. Claims are typically reported by the agents. Multi-line teams exist to handle all claims. Subrogation is centralized in the Lancaster, Pennsylvania office. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims. The Insurance Companies engage independent appraisers and adjusters to evaluate and settle claims as claims volume or specialized needs require.

       The Insurance Companies attempt to minimize claims costs by encouraging the use of alternative dispute resolution procedures. Less than 3% of all claims result in litigation. Litigated claims are assigned to outside counsel, who then work closely as a team with a staff claims representative. Outside counsel must comply with a formal litigation management plan and all bills are audited.

Reinsurance

       Reinsurance Ceded

       In accordance with insurance industry practice, the Insurance Companies reinsure a portion of their exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance is ceded principally to reduce net liability on individual risks, to mitigate the effect of individual loss occurrences (including catastrophic losses), to stabilize underwriting results and to increase the Insurance Companies' underwriting capacity.

       Reinsurance can be facultative reinsurance or treaty reinsurance. Under facultative reinsurance, each risk or portion of a risk is reinsured individually. Under treaty reinsurance, an agreed-upon portion of business written is automatically reinsured. Reinsurance can also be classified as quota share reinsurance or excess of loss reinsurance. Under quota share reinsurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums less a ceding commission, and in turn will recover from the reinsurer the reinsurer's share of all losses and loss adjustment expenses incurred on those risks. Under excess reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded. The Company generally places all of its reinsurance directly without the use of brokers.

       The Insurance Companies determine the amount and scope of reinsurance coverage to purchase each year based upon their evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. For the year ended December 31, 1996, the Insurance Companies ceded earned premiums of $27.5 million. For the year ended December 31, 1995, the Insurance Companies ceded to reinsurers $11.6 million of earned premiums. The significant increase in ceded premiums for the year ended December 31, 1996 reflects the new quota share reinsurance treaty that was effective as of January 1, 1996 and which is described herein.

       The Insurance Companies' reinsurance arrangements are placed with non-affiliated reinsurers, principally American Re, and are generally renegotiated annually. Coverages described herein are generally for the year ended December 31, 1996.

       Except for certain excluded classes of property and losses due to flood, the largest exposure retained by the Insurance Companies on any one individual property risk is $150,000.
Excess reinsurance was provided on a treaty basis in layers as follows: Individual property risks in excess of $150,000 are covered on an excess of loss basis up to $500,000 per risk pursuant to a reinsurance treaty with American Re and Munich-American Reinsurance Company ("Munich Re"). Except for certain excluded classes of property and losses due to flood and auto physical damage, per risk property losses in excess of $500,000 but less than $2.0 million were reinsured on a proportional treaty basis by American Re and Munich Re.

       For 1996, individual casualty risks for most lines of business, excluding umbrella liability, that were in excess of $100,000 were covered on an excess of loss basis, up to $2.0 million per occurrence pursuant to a reinsurance treaty with American Re. In addition, casualty losses arising from workers' compensation claims were reinsured on a per occurrence and per person treaty basis by various reinsurers up to $10.0 million. Umbrella liability losses were reinsured by American Re on a 95% quota share basis up to $1.0 million and a 100% quota share basis in excess of $2.0 million up to $5.0 million with a ceding commission of 27.5%.

       Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. For 1996, the Insurance Companies purchased layers of excess treaty reinsurance for catastrophic property losses, under which the Insurance Companies reinsured 97.5% of losses per occurrence over $3.5 million up to a maximum of $10 million and 100% of the losses between $13.5 million and $30 million per occurrence. The Insurance Companies also had an underlying catastrophe and aggregate excess of loss treaty reinsurance agreement with American Re designed to protect against multiple events each of which was below the $3.5 million retention under the primary catastrophe reinsurance treaty. Under this agreement, losses were reinsured to the extent of (i) (A) 95% of $1.5 million in excess of $3.5 million on property catastrophe losses or
(B) aggregate net losses exceeding a 75% loss ratio in any accident year up to the lesser of a 78.33% loss ratio or $3.0 million, and (ii) 100% of losses in excess of $2.0 million for winter storm losses during specified periods, up to a maximum of $3.0 million. The Insurance Companies recovered under this latter coverage provision for losses attributable to the January 1996 blizzard.

       Effective January 1, 1996, the Insurance Companies and American Re entered into a quota share reinsurance treaty. Under the terms of the treaty, the Insurance Companies ceded 20% of their liability remaining after cessions of excess and catastrophic risks through other reinsurance contracts. The result of the quota share treaty was a pro rata sharing of risk (80% of losses and loss adjustment expenses were borne by the Insurance Companies and 20% by American Re) with both the Insurance Companies and American Re benefiting from other excess and catastrophe reinsurance. This treaty protected the Insurance Companies' surplus from high frequency and low severity type losses. The Insurance Companies paid American Re a reinsurance premium equal to 20% of premiums collected net of other reinsurance costs. Reinsurance premiums due American Re on the quota share treaty were reduced by a ceding allowance equal to 35% of the reinsurance premium. This reinsurance treaty is designed to stabilize underwriting results.

       Quota share reinsurance may be used to moderate the adverse impact of underwriting losses to the ceding company but also decreases underwriting profits which would otherwise be retained by the ceding company. The quota share reinsurance treaty entered into by the Insurance Companies with American Re has had, and will have, a material effect on the financial condition and results of operations of the Insurance Companies during the term of the reinsurance treaty.

       The insolvency or inability of any reinsurer to meet its obligations to the Insurance Companies could have a material adverse effect on the results of operations or financial condition of the Insurance Companies. American Re and Munich Re are the Insurance Companies' major reinsurers. American Re and Munich Re are both rated A+ (superior) by A.M. Best. The A+ rating is the second highest of A.M. Best's fifteen ratings. For the years ended December 31, 1996 and December 31, 1995, the Insurance Companies paid reinsurance premiums in an aggregate amount of approximately $31.2 million and $6.9 million to American Re, respectively, and $934,000 and $847,000 to Munich Re, respectively. The Insurance Companies monitor the solvency of reinsurers through regular review of their financial statements and A.M. Best ratings. The Insurance Companies have experienced no significant difficulties collecting amounts due from reinsurers.

Loss and LAE Reserves

       Property and Casualty Reserves. The Insurance Companies are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses
("LAE") for both reported claims and for claims incurred but not reported ("IBNR"), arising from the policies they have issued. These laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what the Insurance Companies expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

       The estimation of ultimate liability for losses and LAE is an inherently uncertain process and does not represent an exact calculation of that liability. The Insurance Companies' reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. The Insurance Companies do not discount their reserves to recognize the time value of money.

       When a claim is reported to the Insurance Companies, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by the Insurance Companies' claims staff as more information becomes available. It is the Insurance Companies' policy to settle each claim as expeditiously as possible.

       The Insurance Companies maintain IBNR reserves to provide for future reporting of already incurred claims and developments on reported claims. The IBNR reserve is determined by estimating the Insurance Companies' ultimate net liability for both reported and IBNR claims and then subtracting the case reserves for reported claims.

       Each month, the Insurance Companies compute their estimated ultimate liability using principles and procedures applicable to the lines of business written. Such reserves are also considered annually by the Insurance Companies' independent auditors in connection with their audit of the Insurance Companies' combined financial statements. However, because the establishment of loss reserves is an inherently uncertain process, there can be no assurance that ultimate losses will not exceed the Insurance Companies' loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, the Insurance Companies submit to the various jurisdictions in which they are licensed a statement of opinion by its appointed actuary concerning the adequacy of statutory reserves. The results of these actuarial studies have consistently indicated that reserves are adequate. Management of the Insurance Companies does not believe the Insurance Companies are subject to any material potential asbestos or environmental liability claims.

       Based on actuarial studies, the IBNR reserve provision was increased at December 31, 1995 by $1.8 million and at December 31, 1994 it was decreased by $2.3 million. Prior to 1995, the Insurance Companies had consistently shown loss reserve redundancies. This led to the decrease in the IBNR reserve at December 31, 1994. At December 31, 1995, it was determined that the December 31, 1994 reserves were deficient. This deficiency was primarily due to a change in the methodology for case reserving for liability claims. The change was to reserve cases at expected settlement value rather than at ultimate exposure amounts. The 1995 actuarial study indicated that the reduction in IBNR reserves coupled with the changes in case reserving methodology may have been overstated. The majority of the December 31, 1995 IBNR reserve strengthening was to correct potential deficiencies in the reserves for the 1994 accident year.

       A table providing a reconciliation of beginning and ending loss and LAE reserve balances of the Insurance Companies for the years ended December 31, 1996, 1995 and 1994 as prepared in accordance with GAAP is included in footnote 5 to the combined financial statements included herein.

             The following table shows the development of the reserves for unpaid losses and LAE from 1986 through 1996 for the Insurance Companies on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                                        Year Ended December 31,
                                    1986     1987     1988     1989     1990     1991     1992     1993     1994     1995     1996
                                                                            (In thousands)
Liability for unpaid losses and LAE
  net of reinsurance recoverable . $9,124  $10,820  $14,097  $22,404  $25,477  $29,291  $34,895  $36,882  $32,810  $36,091  $34,515
Cumulative amount of liability
  paid through:
  One year later ................   4,369    5,478    6,554   10,425   10,713   10,867   14,126   15,386   17,468   16,289       --
  Two years later ...............   5,852    7,677    9,589   13,770   14,904   16,318   20,871   22,331   22,959
  Three years later .............   7,231    9,432   11,380   16,098   18,438   20,368   24,346   25,109
  Four years later ..............   7,934   10,183   12,256   17,793   20,987   22,588   24,422
  Five years later ..............   8,118   10,435   13,264   19,293   21,947   23,274
  Six years later ...............   8,165   11,060   14,281   19,786   22,270
  Seven years later .............   8,577   11,654   14,646   20,112
  Eight years later .............   9,040   11,851   14,887
  Nine years later ..............   9,199   12,059
  Ten years later ...............   9,378

Liability estimated as of:
  One year later ................   8,062   10,875   15,787   22,120   10,713   28,404   32,099   31,363   35,252   36,648       --
  Two years later ...............   8,265   12,623   15,747   22,060   14,904   28,052   28,821   32,503   34,000
  Three years later .............   9,448   12,632   15,570   21,416   18,438   26,143   28,165   31,375
  Four years later ..............   9,595   12,371   15,237   21,696   20,987   25,467   27,740
  Five years later ..............   9,451   11,968   15,367   20,969   21,947   25,153
  Six years later ...............   8,953   11,993   15,338   20,911   23,488
  Seven years later .............   9,112   12,307   15,357   20,895
  Eight years later .............   9,486   12,312   15,298
  Nine years later ..............   9,538   12,370
  Ten years later ...............   9,611

Cumulative total redundancy
  (deficiency) ..................    (487)  (1,550)  (1,201)   1,509    1,989    4,138    7,155    5,507   (1,190)    (557)      --

Gross liability -- end of year ..                                                                 59,057   51,309   52,091   55,371
Reinsurance recoverables ........                                                                 22,175   18,499   16,000   20,856

Net liability -- end of year ....                                                                 36,882   32,810   36,091   34,515

Gross reestimated liability --
  latest ........................                                                                 47,377   61,186   66,879
Reestimated reinsurance
  recoverables -- latest ........                                                                 16,002   27,186   30,229
Net reestimated liability --
  latest ........................                                                                 31,375   34,000   36,650

Gross cumulative (deficiency)
  redundancy ....................                                                                 11,680   (9,877) (14,788)

       The following table is derived from the preceding table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1996. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).

                                                                                                                     Cumulative
                                                                                                                     Deficiency
                                                                                                                    (Redundancy)
                                                                                                                       from
                                         Effect of Reserve Reestimates on Calendar Year Operations                  Reestimates
                                             Increase (Decrease) in Reserves for Calendar Year                        for each
                            1987     1988     1989    1990     1991    1992    1993     1994      1995     1996    Accident Year
                                                                      (In thousands)

Accident Year
1986 .................... (1,062)     203    1,183     147    (144)   (498)    159       374        52       73           487
1987 ....................            (148)     565    (138)   (117)     95    (134)      (60)      (47)     (15)            1
1988 ....................                      (58)    (49)     84      70     105      (343)       14     (117)         (294)
1989 ....................                             (244)    117    (311)    150      (698)      (77)      43        (1,020)
1990 ....................                                     (323)    667    (389)     (472)       30     (277)         (764)
1991 ....................                                             (910)   (243)     (710)     (648)     (21)       (2,532)
1992 ....................                                                   (2,444)   (1,369)       20     (111)       (3,904)
1993 ....................                                                             (2,241)    1,796     (705)       (1,150)
1994 ....................                                                                        1,302     (121)        1,181
1995 ....................                                                                                 1,808         1,807
Total calendar year
  effect ................ (1,062)      55    1,690    (284)   (383)   (887) (2,796)   (5,519)    2,442      557        (6,187)


Investments

       All of the Insurance Companies' investment securities are classified as available for sale in accordance with SFAS No. 115.

       An important component of the operating results of the Insurance Companies has been the return on invested assets. The Insurance Companies' investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for its insurance operations. The Insurance Companies' investments are managed by outside investment advisors.

       Certain combined information concerning the Insurance
Companies' investments and their maturities is set forth in
Note 4 to the Financial Statements contained elsewhere herein.

       The average duration of the Insurance Companies' fixed maturity investments, excluding collateralized and asset backed securities which are subject to paydown, as of December 31, 1996 was approximately 2.8 years. As a result, the market value of the Company's investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

A.M. Best Rating

       A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-"
(Excellent) rating (its fourth highest rating category out of 15 categories) to the Insurance Companies as a group. A.M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" and "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not reduce the Insurance Companies' current rating in the future.

Competition

       The property and casualty insurance market is highly competitive. The Insurance Companies compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than the Insurance Companies. The Insurance Companies' ability to compete successfully in their principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside the Insurance Companies' control. Many of the lines of insurance written by the Insurance Companies are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other methods, rather than through independent agents paid on a commission basis, as the Insurance Companies do. In addition to price, competition in the lines of business written by the Insurance Companies is based on quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.

Regulation

       Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relates to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

       Examinations are regularly conducted by the Department every three to five years. The Department's last examinations of Old Guard Mutual and Old Guard Fire Company were as of December 31, 1991. The Department's last examination of Goschenhoppen was as of December 31, 1994. These examinations did not result in any adjustments to the financial position of any of the Insurance Companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of the Insurance Companies.

       In addition to state-imposed insurance laws and regulations, the NAIC has adopted risk-based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. Under the formula, a company first determines its Authorized Control Level risk-based capital ("ACL") by taking into account (i) the risk with respect to the insurer's assets; (ii) the risk of adverse insurance experience with respect to the insurer's liabilities and obligations, (iii) the interest rate risk with respect to the insurer's business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company's "Total Adjusted Capital" is the sum of statutory capital and surplus and such other items as the RBC instructions may provide. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies.

       The requirements provide for four different levels of regulatory attention. The "Company Action Level" is triggered if a company's Total Adjusted Capital is less than 2.0 times its ACL but greater than or equal to 1.5 times its ACL. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve the capital position. The "Regulatory Action Level" is triggered if a company's Total Adjusted Capital is less than
1.5 times but greater than or equal to 1.0 times its ACL. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's Total Adjusted Capital is than 1.0 times but greater than or equal to 0.7 times its ACL, and the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's Total Adjusted Capital is less than 0.7 times its ACL, and the regulatory authority is mandated to place the company under its control. The Insurance Companies have never failed to exceed the required levels of capital. There can be no assurance that the capital requirements applicable to the business of the Insurance Companies will not increase in the future.

       The NAIC has also developed a set of eleven financial ratios, referred to as the Insurance Regulatory Information System (IRIS), for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the eleven IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. During the last three years, each of the Insurance Companies reported results outside the acceptable range for certain IRIS tests but none reported four or more IRIS ratios outside the acceptable range.

       The states in which the Insurance Companies do business (Pennsylvania, Maryland and Delaware), have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Insurance Companies make accruals for their portion of assessments related to such insolvencies when notified of assessments by the guaranty associations.

       Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Insurance Companies, the Company and their respective insurance subsidiaries at any time, require disclosure of material transactions by the Insurance Companies and the Company and require prior approval of certain transactions, such as "extraordinary dividends" from the Insurance Companies to the Company.

       All transactions within the holding company system affecting the Insurance Companies, the Company and their respective subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. In addition, the Department's approval of the acquisition by the Company of all of the common stock of the Insurance Companies prohibits the Company from paying any dividends or making other distributions to shareholders (i) other than from earnings of the Insurance Companies or (ii) in excess of $500,000 per year for a period of three years following the Conversion without the approval of the Department. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

Subsidiaries

       In 1996, the Insurance Companies jointly owned all the capital stock of Old Guard Investment, a Delaware corporation (Old Guard, Old Guard Fire and Goschenhoppen own 79.0%, 15.4% and 5.6% of Old Guard Investment, respectively). Old Guard Investment owns all of the capital stock of Commonwealth Insurance Managers, Inc., a Pennsylvania corporation ("CIMI"). CIMI is a management company that employs and pays senior management of the Insurance Companies. CIMI derives all its revenues from management agreements with the Insurance Companies. Old Guard Investment also owns 2929 Service Corp., a licensed insurance agency that distributes products of the Insurance Companies to customers whose agents are no longer in business or no longer an agent for the Insurance Companies. 2929 Service Corp. owns a 30% interest in Commonwealth Insurance Consultants, Inc. ("CIC"). CIC provides certain consulting services to other insurance companies, but its financial condition and results of operations are immaterial to the Insurance Companies.

       After completion of the Conversion, the Insurance Companies transferred all of the capital stock of Old Guard Investment to the Company and, as a result, Old Guard Investment became a direct wholly-owned subsidiary of the Company and CIMI and 2929 Service Corp. became second tier subsidiaries of the Company. The Company also indirectly owns a 30% interest in CIC through the Company's ownership of Old Guard Investment.

Employees

   As of December 31, 1996, the total number of full-time equivalent employees of the Insurance Companies was 188. None of these employees are covered by a collective bargaining agreement and the Insurance Companies believe that employee relations are good.

Item 2.  PROPERTIES

       The Company's and Insurance Companies' main offices are located at 2929 Lititz Pike, Lancaster, Pennsylvania in a
33,000 square foot facility owned by Old Guard Mutual. Old Guard Fire owns a 25,000 square foot office facility near the main office at 147 West Airport Road in Lancaster. Goschenhoppen leases 7,500 square feet of office space in Quakertown, Pennsylvania.

       On February 21, 1997 Old Guard Investment purchased a 21,507 square foot facility situated on 8.07 acres of land adjacent to the Company's headquarters. The purchase price was $1.1 million. The parcel of land will allow expansion to include an additional 50,000 square foot facility. The Company borrowed $880,000 from an unaffiliated lender for the purchase of such property. The mortgage loan is for a term of 15 years, carries a 20-year amortization schedule and bears interest at an annual rate equal to the federal funds rate, plus 1.90% per annum. The mortgage loan will be repaid in 180 consecutive monthly payments of principal and interest and will be secured by the purchased property. Old Guard Fire has listed the Airport Road facility for sale.

Item 3.  LEGAL PROCEEDINGS

       Prior to completion of the Conversion, on November 22, 1996, the Company and the Insurance Companies received an unsolicited request from Donegal Group, Inc., a holding company of property and casualty insurance companies located, like the Company and the Insurance Companies, in Lancaster County, Pennsylvania ("Donegal") to merge with Donegal. Donegal is the largest local competitor of the Insurance Companies. Donegal proposed that the Company and the Insurance Companies amend the Plan to provide for the merger of the Company into Donegal in exchange for an aggregate payment of $27.5 million to all policyholders of the Insurance Companies, or less than $200 per policyholder, assuming equal distribution to all policyholders. Because the Donegal proposal did not provide additional capital to the Insurance Companies and was inconsistent with their strategic plan of continued independence, the Boards of Directors of the Company and the Insurance Companies determined that the request was contrary to the best interests of the Insurance Companies and declined to consider the request. The Department of Insurance of the Commonwealth of Pennsylvania subsequently denied Donegal's application to acquire Old Guard and Donegal has withdrawn its acquisition proposal.

       On January 7, 1997, the President of Donegal, Donald Nikolaus, in his individual capacity as a policyholder of Old Guard Mutual Insurance Company, filed in the Commonwealth Court of Pennsylvania a Petition for Review of the approval of the Plan by the Insurance Department of the Commonwealth of Pennsylvania. The suit was filed against the Insurance Department of the Commonwealth of Pennsylvania, the Honorable Linda Kaiser, the Pennsylvania Insurance Commissioner, the Company and the Insurance Companies. Mr. Nikolaus contends that the Pennsylvania Insurance Company Mutual to Stock Conversion Act (the "Act"), which was passed overwhelmingly by the Pennsylvania General Assembly and which permits the Conversion, is constitutionally defective for procedural reasons and because the Plan does not provide for compensation to policyholders. Mr. Nikolaus asked the Commonwealth Court to (1) declare the Act unconstitutional,
(2) enjoin the holding of the special meetings of policyholders to vote upon the Plan (the "Special Meetings"), and (3) direct the Insurance Department of the Commonwealth of Pennsylvania to rescind its approval of the Plan.

       On February 7, 1997, the Commonwealth Court denied
Mr. Nikolaus' request to enjoin the holding of the Special Meetings and the litigation is expected to proceed. Final adjudication of the case by the Commonwealth Court could take a year or more and the parties then could appeal any decision to the Pennsylvania Supreme Court and possibly to the United States Supreme Court. Such appeals, if made, could take an additional two to four years. The Insurance Department of the Commonwealth of Pennsylvania, the Honorable Linda Kaiser, the Company and the Insurance Companies, believing that the Act is constitutional, intend to defend this action vigorously. Moreover, the Company and the Insurance Companies believe that the Company and the Insurance Companies will ultimately prevail on the merits of the case. This belief results principally from (i) the existence of court decisions which have consistently upheld the constitutionality of a similar federal statutory provision providing for the conversion to stock form of mutual savings and loan associations pursuant to which over 1,000 mutual to stock conversions have been completed, and (ii) a court decision upholding the constitutionality of a similar Pennsylvania statutory provision providing for the conversion to stock form of a Pennsylvania mutual savings bank. However, no assurance can be given that the Company and the Insurance Companies will ultimately prevail on the merits.

       On February 10, 1997, the Company, the Insurance Companies and each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States District Court for the Eastern District of Pennsylvania against the Company, the Insurance Companies and their directors (the "Class Action"). Two of the named plaintiffs hold a policy in Old Guard Mutual and the other two hold a policy in Goschenhoppen-Home. By filing the class action portion of the lawsuit, these four policyholders purport to represent all 141,000 policyholders of the Insurance Companies. Seven of the eleven counts are similar to the claims by Mr. Nikolaus challenging the constitutionality of the Act, although certain counts advance a different theory alleging unconstitutional impairment of contract. The remainder of the class action claims assert theories regarding purported violations of the Act, principally relating to the description of the Plan in the proxy statement approved by the Insurance Department of the Commonwealth of Pennsylvania and mailed to policyholders. The derivative claim was brought against the directors of Insurance Companies, purportedly on behalf of the Insurance Companies, alleging breach of the fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which are contemplated by the Plan. The stock-based compensation plans are expressly permitted by the Act and were approved by the Insurance Department of the Commonwealth of Pennsylvania. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate. The Company, the Insurance Companies and their directors believe they have meritorious defenses to the action and intend to defend this action vigorously. However, no assurance can be given that the Company, the Insurance Companies and the directors will ultimately prevail on the merits. In addition, there can be no assurance that additional suits arising out of, or related to, the Conversion will not be filed.

       If the plaintiffs prevail in the litigation described above or in similar additional litigation, the remedy a court would grant or the amount of damages it might award is uncertain. A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the constitutional or other violation, the relative harm to the parties, and the public interest. In some cases, relief is applied on a prospective basis only; in other cases, relief is applied on a retroactive basis. No prediction can be made concerning the remedy a court would fashion or the amount of damages it might award. However, two of the more far-reaching possibilities include:

       - A requirement that the Company pay all purchasers of common stock, either on a mandatory basis or at the election of the purchaser, as damages or otherwise,
             (i) the Purchase Price paid per share of common stock acquired in the Conversion, plus interest, (ii) the market value per share of common stock acquired, or
             (iii) the greater of (i) or (ii), less, in each case, any proceeds received by such purchaser from the sale of the common stock. No assurance can be given that the Company would have sufficient funds at that time to honor any such obligation; or

       - The Company could be required to pay or distribute to all or some policyholders of the Insurance Companies, either on a mandatory basis or at the election of the policyholders, an amount equal to the surplus of the Insurance Companies as of the date of the Conversion (approximately $38 million), as damages or otherwise. Such distribution could be required to be made in cash, common stock or other debt or equity securities. No assurance can be given that the Company would have sufficient funds, or the capacity to borrow sufficient funds, at that time to honor any such obligation. Any required distribution of common stock or other equity securities would materially dilute the interests of existing holders of the common stock.

In the event that the Company could not honor its obligations under any remedy imposed by a court, the Company could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department of Insurance. In addition, the existence of litigation could have a material adverse impact on the market price of the common stock during the pendency of the litigation and an adverse determination of such litigation would have such a material adverse effect.

       The Insurance Companies are also parties to other litigation in the normal course of business. Based upon information presently available to them, the Insurance Companies' do not consider any threatened or pending litigation to be material, except as described above. However, given the uncertainties attendant to litigation, there can be no assurance that the Insurance Companies' results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                        PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS.

       The Company's Common Stock commenced trading on the Nasdaq
Stock Market under the symbol OGGI on February 18, 1997, after completion of the Offering. Prior to the Offering, no shares of Common Stock were issued or outstanding.

       The Company has not paid any cash dividends on the Common
Stock.

       Payment of dividends on the Common Stock is subject to determination and declaration by the Company's Board of Directors. Any dividend policy of the Company will depend upon the financial condition, results of operations and future prospects of the Company. In addition, the approval of the Pennsylvania Department of Insurance (the "Department") of the acquisition by the Company of all the common stock of the Insurance Companies prohibits the Company from paying any dividends or making other distributions to shareholders (i) other than from earnings of the Insurance Companies, or (ii) in excess of $500,000 per year for a period of three years following the Conversion without the prior approval of the Department. At present, the Company intends to pay an annual dividend of
$.10 per share.   However, there can be no assurance that
dividends will be permitted to be paid under the terms of the Department's approval order or, if paid initially, that they will continue to be paid in the future. In addition, because the Company initially will have no significant source of income other than dividends from the Insurance Companies and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company will depend significantly upon receipt of dividends from the Insurance Companies. The Department's approval of the Conversion was subject to, among other things, the condition that for a period of three years following the Conversion the Insurance Companies may not declare or pay any dividend to the Company without the prior approval of the Department. The Insurance Companies intend to seek Department approval to pay dividends that, in the aggregate, will permit the Company to pay an annual dividend of $.10 per share. No assurance can be given, however, that the Department will grant such approval. See "Business -- Regulation."

       Except as described above, the Company is not subject to regulatory restrictions on the payment of dividends to shareholders. The Company is subject to the requirements of the Pennsylvania Business Corporation Law of 1988, as amended, which generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, the Company will be able to pay its debts in the ordinary course of business and the Company's total assets will exceed its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if the Company were to be dissolved at the time the dividend or distribution is paid.

Item 6.   SELECTED FINANCIAL DATA.

                                                                      Year Ended December 31,
                                                              ---------------------------------------------
                                                     1996           1995          1994        1993           1992
                                                     ----           ----          ----        ----           ----
                                                                          (Dollars In thousands)
Statement of Income Data:
  Revenues:
    Direct and assumed premiums written          $  82,109      $  78,946     $  78,110    $  75,168     $  75,543
    Net premiums written                            47,692         67,115        65,649       63,355        55,424
    Net premiums earned                             53,592         66,663        63,465       60,986        54,013
    Net investment income                            4,321          4,458         3,932        3,928         4,444
    Net realized investment gains (losses)           1,385          1,011           476        1,758         1,444
    Other income                                       321            274           266          244           264
      Total revenues                                59,619         72,406        68,139       66,916        60,165

  Losses and Expenses:
    Losses and LAE incurred                         44,359         50,509        46,440       42,154        38,096
    Other underwriting expenses                     18,607         23,265        22,087       20,991        19,551
      Total losses and expenses                     62,966         73,774        68,527       63,145        57,647

  Income before federal income taxes                (3,347)        (1,368)         (388)       3,771         2,518
  Federal income tax expense (benefit)              (1,427)          (684)         (532)         383           122
  Net (loss) income                                 (1,920)     $    (684)    $     144    $   3,388     $   2,396
                                                ==========      ==========    ==========   =========     =========
Selected Balance Sheet Data (at period end):
  Total investments                                 84,131      $  92,335     $  82,879    $  90,895     $  80,826
  Total assets                                     137,462        134,853       127,831      140,213       136,979
  Line of credit outstanding                         1,550             --            --           --            --
  Subordinated debt                                  1,500          2,250         3,000        3,750         4,500
  Total liabilities                                 98,451         93,956        91,300      100,359       100,366
  Total equity                                      39,011      $  40,897     $  36,531    $  39,854     $  36,613

GAAP Ratios:
  Loss and LAE ratio                                  82.8%         75.8%         73.2%        69.1%         70.5%
  Underwriting expense ratio                          34.7%          34.9%         34.8%        34.4%         36.2%
  Combined ratio                                     117.5%         110.7%        108.0%       103.5%        106.7%

Statutory Data:
  Statutory combined ratio                           120.2%         107.9%        106.3%        99.5%        106.2%
  Industry combined ratio                                           106.4%        108.4%       106.9%        115.7%
  Statutory surplus                              $  30,759      $  32,249     $  31,097    $  31,487     $  27,936
  Ratio of annual statutory net premiums
    written to statutory surplus                      1.55x          2.15x         2.16x        2.10x         2.00x

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Year Ended December 31, 1996 Compared to Year Ended December 31,
1995

       Premiums.  The Insurance Companies increased direct premium
writings $2.6 million or 3.4% in 1996 as compared to 1995.   This
increase in direct premiums written was concentrated in personal automobile which grew 10.8%, workers compensation which grew
8.8%, and farmowners which grew 5.6%. The increase in automobile and workers compensation reflect the Insurance Companies continuing focus on increasing liability business in an effort to balance the overall book of business between property and liability exposures. The farmowners line increased due to premium rate increases and reacquiring business lost in 1995 and 1994 due to pricing competition. Commercial multiple peril direct premiums declined by 4.6% in 1996 as compared to 1995. Farmowners, homeowners, and personal automobile direct writings as a percentage of the total book of business were 20.0%, 26.3%, and 22.7%, respectively, in 1996 as compared to 19.7%, 26.8%, and 21.3%, respectively, for 1995. A significant rate decrease in workers compensation premium rates was implemented by the Pennsylvania Workers Compensation Insurance Fund in late 1996. This rate decrease will be adopted by all carriers in 1997 and will likely decrease workers compensation premiums written for the Insurance Companies. The decrease was driven by lower claim costs arising out of reforms adopted in 1994-1995. The Insurance Companies are attempting to offset this revenue loss by writing workers compensation coverage through formal programs initiated certain trade associations.

       Premiums ceded to reinsurers increased $22.6 million to $34.4 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase in premiums ceded was directly attributable to the effects of instituting a quota share reinsurance treaty effective January 1, 1996 between the Insurance Companies and American Re. Under the treaty, the Insurance Companies cede 20% of all premiums, losses, and loss adjustment expenses and receive a 35% ceding commission on the ceded premium. Ceded premiums written and ceded premiums earned under the treaty amounted to $20.1 million and $13.6 million, respectively, for the year ending December 31, 1996. This reinsurance treaty is designed to lessen the financial impact of adverse loss experience and has had, and will continue to have, a material effect on the financial condition and results of operations of the Insurance Companies. The balance of the increase in ceded premiums written was related to catastrophe reinsurance (reinstatement premiums of $800,000) and a change in methodology in determining risk cessions under the surplus reinsurance treaty. This resulted in an increase in surplus reinsurance cessions of approximately $1.1 million. For 1997, the Insurance Companies anticipate reducing the quota share reinsurance treaty from 20% to 15% and may replace the surplus treaty with various excess of loss type reinsurance. In addition, the Insurance Companies may seek to increase its per risk retention on both property and casualty coverages.

       Net premiums written decreased $19.4 million, or 28.9%, for the year ended December 31, 1996 to $47.7 million from $67.1 million in 1995. For the same comparative periods, net premiums earned decreased by $13.1 million, or 19.6%, to $53.6 million from $66.7 million. The decreases in net premiums written and net premiums earned were directly attributable to the effects of instituting the quota share reinsurance treaty between the Insurance Companies and American Re as well as the other factors discussed above.

       Net Investment Income. Cash and invested assets decreased $10.7 million, or 10.6%, to $89.8 million on December 31, 1996 from $100.5 million on December 31, 1995. For the year ended December 31, 1996, the yield on average cash and invested assets was 4.5% compared to 4.7% for the year ended December 31, 1995. The result of these changes was that net investment income decreased $138,000, or 3.1%, to $4.3 million for the year ended December 31, 1996 from $4.5 million in 1995. Although the December 31, 1996 cash and invested asset balance declined substantially in comparison to December 31, 1995, the average annual cash and invested balance for each of the years decreased only slightly thus moderating the effect on net investment income.

The Insurance Companies restructured their portfolios away from preferred stock and toward common stock in 1996. At December 31, 1996, the Insurance Companies' preferred stock holdings as a percentage of invested asset balances was 6.3% compared to 10% at December 31, 1995, while common stock holdings as a percentage of invested asset balances increased to 8.4% at December 31, 1996 compared to 4.7% at December 31, 1995. This restructuring resulted in a 29.8% decrease in dividend income from preferred stock and a 38.3% increase in dividend income from common stock for the year ending December 31, 1996 compared to the year ending December 31, 1995.

       Net Realized Investment Gains. Net realized investment gains were $1.4 million for the year ended December 31, 1996 compared to $1.0 million in 1995. The adverse claims experience of the first half of 1996 placed a severe burden on the Insurance Companies' cash flow and, accordingly, certain investments in bonds and preferred stocks were liquidated to meet cash needs.
In addition, the investment portfolio was restructured during 1996 as described above. Interest rate and general economic conditions in 1996 also created capital gains opportunities.

       Underwriting Results. For the year ended December 31, 1996 the Insurance Companies had an underwriting loss of $9.4 million and a combined ratio of 117.5% compared to an underwriting loss of $7.1 million and a combined ratio of 110.7% for the year ended December 31, 1995. In both years the underwriting loss was primarily attributable to severe weather in the Insurance Companies' territory.

       Losses and Loss Adjustment Expense. Net losses and loss adjustment expenses incurred decreased by $6.2 million, or 12.2%, to $44.4 million for the year ended December 31, 1996 from $50.5 million in 1995. Losses and loss adjustment expenses before reinsurance on the quota share and aggregate excess of loss treaties increased during 1996 due to substantial numbers of insurance claims arising out of abnormally severe winter storms during January, 1996. Net catastrophic losses arising directly
out of these storms amounted to $3.5 million   In addition, non-
storm related losses and loss adjustment expenses increased $2.8 million for the 1996 compared to 1995 primarily because of increases in winter, fire, and wind related claims. The difference in non-storm related losses and loss adjustment expenses between 1996 and 1995 was accentuated by exceptionally favorable experience during the first nine months of 1995 as compared to 1996. This difference was moderated by favorable weather experienced in December, 1996 as compared to December, 1995. These net losses and loss adjustment expense increases for 1996 totaling $6.3 million, were reduced by implementation of the 20% quota share reinsurance treaty effective January 1, 1996 pursuant to which the Insurance Companies ceded $10.7 million of losses and loss adjustment expenses during 1996. Also, the Insurance Companies recovered reinsurance of $1.8 million from their aggregate excess of loss reinsurer.

       Loss and loss adjustment expenses were 82.8% of net premiums earned for the year ended December 31, 1996 compared to 75.8% in 1995. The impact of the catastrophic losses in 1996 on the loss ratio was 6.5 percentage points.

       Underwriting Expenses. Underwriting expenses decreased by $4.6 million, or 20.0%, for the year ended December 31, 1996 to $18.6 million from $23.3 million for 1995. The reduction is primarily due to a $5.5 million reduction in amortization of policy acquisition costs arising out of the implementation of the quota share reinsurance treaty offset by a $900,000 increase in operating expenses. For the year ended December 31, 1996 the Insurance Companies had an underwriting expense ratio of 34.7% compared to 34.9% for the year ended December 31, 1995.

       Federal Income Tax Expense. Federal income tax decreased $743,000, resulting in a tax benefit of $1.4 million in 1996 compared to a $684,000 tax benefit in 1995. The decrease in federal income tax expense is attributable to the decrease in taxable income in 1996 compared to 1995 in addition to the recognition of $128,000 in research and experimentation credit in 1996.

       Net Income.  Net income decreased $1.2 million to a $1.9
million loss in 1996 from a net loss of $684,000 in 1995 primarily as a result of the foregoing factors.

       Year Ended December 31, 1995 Compared to Year Ended
       December 31, 1994

       Premiums. The Insurance Companies experienced a slight increase in direct premiums written in 1995 of $102,000 that was concentrated in personal automobile, which grew 5.5%, and homeowners, which grew 3.2%. Farmowners and workers' compensation direct premiums declined by 3.6% and 2.4%, respectively. The increases in personal lines premiums were the result of new business as well as modest rate increases. Farmowners writings declined due to competitive rate pressures and workers' compensation writings declined due to rate decreases arising out of improvements in loss experience attributable to legislative initiatives in 1993.

       Premiums ceded to reinsurers decreased $1.4 million for the year ended December 31, 1995 compared to the year ended
December 31, 1994. The decrease in premiums ceded in 1995 arose from: (i) a $1.5 million reduction in catastrophe reinsurance premiums due primarily to charges in 1994 for reinstatements of coverage as well as a mid-term placement of an additional cover in 1994, both of which arose directly as a result of 1994 winter storm events, and (ii) a redetermination of the expected ultimate premium rate for retrospectively rated casualty excess of loss reinsurance coverage. This result was offset slightly by an increase in certain pro rata cessions on farmowners business due to revisions in the manner in which such business is classified for reinsurance coverage purposes.

       Net premiums written increased $1.5 million, or 2.2%, for the year ended December 31, 1995 to $67.1 million from $65.6 million in 1995. For the same comparative periods, net premiums earned increased by $3.2 million, or 5.2%, to $66.7 million from $63.5 million. The increase in net premiums earned was the result of the previously discussed increase in direct premiums written, the decrease in premiums ceded to reinsurers and an increase in the change in unearned premiums of $1.7 million.

       Net Investment Income. Cash and invested assets increased $10.3 million, or 11.4%, to $100.5 million for the year ended December 31, 1995 from $90.2 million for the year ended
December 31, 1994. For the year ended December 31, 1995, the yield on invested assets was 4.7% compared to 4.1% for the year ended December 31, 1994. The net result of these changes was that net investment income increased $526,000, or 15.4%, to $4.5 million for the year ended December 31, 1995 from $3.9 million in 1994. Components of the increase in net investment income arose from an increase in gross income from fixed income securities of $785,000, or 21.4%, a decrease in income from the preferred stock portfolio of $431,000 and a decrease in investment expenses of $101,000. Income from the common stock portfolio increased $134,000, and income from short-term and other investments decreased by $63,000 accounting for the balance of the increase in net investment income.

       The increase in income from fixed income securities was attributable to a shift in the portfolio from collateralized mortgage obligations ("CMOs") to corporate obligations. The corporate obligations provided slightly higher yields on a level investment base. The CMOs experienced an increase in the rate of principal repayment as interest rates fell during 1995 and therefore became a less attractive utilization of investment capital.

       Limited cash flow in 1994 and early 1995, as well as declines in short-term interest rates, caused short-term investment income to decline by $74,000 in 1995 as compared to 1994.

       The common stock portfolio, comprised primarily of growth stocks, experienced an increase in dividend income due to the favorable results of the equities comprising the portfolio. The composition of the portfolio and general increases in dividend rates provided the Insurance Companies with the aforementioned increase in investment income from this segment of the portfolio.

       Net Realized Investment Gains. Net realized investment gains were $1.0 million for the year ended December 31, 1995 compared to $476,000 in 1994. The increase in investment gains occurred as part of the previously discussed portfolio restructuring; a similar shift in the composition of the portfolio did not occur in 1994 and far fewer securities were sold.

       Underwriting Results. For the year ended December 31, 1995 the Insurance Companies had an underwriting loss of $7.1 million and a combined ratio of 110.7% compared to an underwriting loss of $5.1 million and a combined ratio of 108.0% for the year ended December 31, 1994. In both years the underwriting loss was primarily attributable to severe weather in the Insurance Companies' territory.

       Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred increased by $4.1 million, or 8.8%, to $50.5 million for the year ended December 31, 1995 from $46.4 million in 1994. Loss and loss adjustment expenses were 75.8% of net premiums earned for the year ended December 31, 1995 compared to 73.2% in 1994.

       Affecting losses and loss adjustment expenses in both 1995 and 1994 were several significant weather events that individually resulted in increased property loss claims. In 1995 a series of localized wind storms produced $3.2 million of net claims. Because none of these events met the definition of a catastrophe under the Insurance Companies' catastrophe reinsurance programs, no catastrophe reinsurance recovery was made in 1995. The year 1994 produced the single most significant claim event in the Insurance Companies' history. Winter snow and ice storms produced nearly $19.2 million in gross claims. After recoveries under catastrophe reinsurance programs, the Insurance Companies incurred $3.1 million of net losses and loss adjustment expenses from these winter storms. The respective impact of these storms on the loss ratio was 4.8 percentage points and 4.9 percentage points for 1995 and 1994, respectively. For the five year period preceding 1994 the Insurance Companies never had a single event resulting in claims in excess of $2.7 million. The 1996 catastrophe reinsurance retention limit is $3.5 million.

       Adjustments to loss reserves are made when analysis shows that reserve levels were estimated higher or lower than is necessary. Any adjustment to reserves is reflected as a charge or addition to income in the period in which it is made. The increase in net losses and loss adjustment expenses incurred in 1995 was attributable to the adverse development of prior year losses and loss adjustment expense reserves of $2.4 million; favorable loss reserve development occurred in 1994 and reduced losses and loss adjustment expenses by $5.5 million. The effect of the adverse development in 1995 increased the loss and loss adjustment expense ratio by 3.7 percentage points while the favorable development in 1994 decreased the ratio by 8.7 percentage points. On an accident year basis the loss and loss adjustment expense ratio was 72.1% in 1995 and 81.9% in 1994.

       Underwriting Expenses. Underwriting expenses increased by $1.2 million, or 5.3%, for the year ended December 31, 1995 to $23.3 million from $22.1 million for 1994. This 5.3% increase in underwriting expenses is attributable to increased policy acquisition costs and closely parallels the associated 5.2% increase in net premiums earned for the year ended December 31, 1995 compared to the year ended December 31, 1994. For the year ended December 31, 1995 the Insurance Companies had an underwriting expense ratio of 34.9% compared to 34.8% for the year ended December 31, 1994.

       Federal Income Tax Expense. Federal income tax expense decreased $152,000, resulting in a tax benefit of $684,000 in 1995 compared to a $532,000 tax benefit in 1994. The decrease in federal income tax expense is attributable to the decrease in taxable income in 1995 compared to 1994 offset by a decrease in tax exempt income of $644,000 for 1995 compared to 1994.

       Net Income. Net income decreased $828,000 to a $684,000 loss in 1995 from net income of $144,000 in 1994 primarily as a result of the foregoing factors.

Liquidity and Capital Resources

       Historically, the principal sources of the Insurance Companies' cash flow have been premiums, investment income, maturing investments and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Insurance Companies relate primarily to the payment of losses and loss adjustment expenses. The short- and long-term liquidity requirements of the Insurance Companies vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

       The Insurance Companies and their subsidiaries have in place unsecured lines of credit with local financial institutions under which they may borrow up to an aggregate of $9.2 million. At December 31, 1996, $1.55 million was outstanding on one of these lines of credit, which has an annual interest rate equal to the lending institutions' prime rate minus one-half percentage point. Old Guard Investment borrowed this $1.55 million to finance its initial investment in New Castle and First Delaware and subsequently repaid the loan in 1997 after the completion of the Conversion. In addition, at December 31, 1996, Old Guard Mutual had a $1.5 million surplus note outstanding. The holder elected to exchange the $1.5 million balance of the surplus note for 150,000 shares of Common Stock of the Company upon completion of the Conversion.

       Net cash provided by (used in) operating activities was $(14.5) million was ($10.7) million, $4.9 million and ($2.9) million during the years ended December 31, 1996, 1995, and 1994, respectively. The decrease in net cash provided by operating activities during the year ended December 31, 1996 was primarily attributable to the net loss for the period and an increase in reinsurance recoverable. The increase in net cash provided by operating activities in 1995 was primarily attributable to the increase in net income and a decrease in reinsurance recoverable. The increase in net cash used in operating activities in 1994 was primarily attributable to a net operating loss and an increase in reserves for losses and loss adjustment expenses during 1994 compared to 1993, offset by an increase in deferred policy acquisition costs.

       Net cash provided by (used in) investing activities was $7.4 million, ($3.3) million and $2.2 million during the years ended December 31, 1996, 1995 and 1994, respectively. The increase in net cash provided by investing activities during the year ended December 31, 1996 primarily resulted from a decrease in the Insurance Companies' fixed-income securities. The increase in net cash used in investing activities in 1995 as compared to 1994 resulted primarily from the net increase in cash available from the Company's operations during 1995. The increase in net cash provided by investing activities in 1994 resulted primarily from the sale of fixed income and equity securities materially exceeding the purchase of such securities.

       In February 1996, Old Guard Investment and American Technologies, Inc., a California based software lessor, entered into a lease financing agreement in connection with the acquisition by the Insurance Companies of a new policy processing software system for approximately $2.5 million. See "Business -- Strategy." The terms of the lease financing agreement provide for an aggregate lease facility up to $1.5 million. The implied interest rate under the lease is 9.5%. As of December 31, 1996, the lease facility was fully utilized. Under the terms of the lease financing agreement, Old Guard Investment is required to make payments of approximately $57,000 per month for 24 months.

       The principal source of liquidity for the Company will be dividend payments and other fees received from the Insurance Companies. The Company's insurance subsidiaries, including the Insurance Companies, will be restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the state regulatory authority. Under Pennsylvania law, the maximum amount that may be paid by each of the Insurance Companies during any twelve-month period after notice to, but without prior approval of, the Department cannot exceed the greater of 10% of the Insurance Company's statutory surplus as reported on the most recent annual statement filed with the Department, or the net income of the Insurance Company for the period covered by such annual statement.

       The ESOP borrowed $4.0 million from an unaffiliated lender and $100,000 from the Company to purchase 10% of the Common Stock issued in the Conversion. The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of approximately $49,000 for a term of 10 years. The loan will be secured by the shares of Common Stock purchased, the earnings thereon, and certain short-term securities. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. The Company expects to contribute sufficient funds to the ESOP to repay such loan, plus such other amounts as the Company's Board of Directors may determine in its discretion.

Effects of Inflation

       The effects of inflation on the Insurance Companies are implicitly considered in estimating reserves for unpaid losses and loss adjustment expenses, and in the premium rate-making process. The actual effects of inflation on the Insurance Companies' results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is management's opinion that the Insurance Companies' loss reserves, including reserves for losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           Report of Independent Accountants



To the Boards of Directors and Policyholders
Old Guard Mutual Insurance Company,
Old Guard Mutual Fire Insurance Company, and
Goschenhoppen-Home Mutual Insurance Company and Subsidiary:

We have audited the accompanying combined balance sheets of Old Guard Mutual Insurance Company, Old Guard Mutual Fire Insurance Company, and Goschenhoppen-Home Mutual Insurance Company and subsidiary (the Group) as of December 31, 1996 and 1995, and the related combined statements of income, changes in surplus and cash flows for the years ended December 31, 1996, 1995 and 1994. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Group as of December 31, 1996 and 1995, and the combined results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

As discussed in Note 15 to the combined financial statements, the Group has completed a demutualization plan which has been challenged by certain policyholders.

As discussed in Note 1 to the combined financial statements, the Group changed its method of accounting for investments in 1994.

/s/ Coopers & Lybrand L.L.P.

One South Market Square
Harrisburg, Pennsylvania
March 5, 1997

                          OLD GUARD MUTUAL INSURANCE COMPANY,
                     OLD GUARD MUTUAL FIRE INSURANCE COMPANY, AND
                      GOSCHENHOPPEN-HOME MUTUAL INSURANCE COMPANY
                                    AND SUBSIDIARY
                                Combined Balance Sheets
                           as of December 31, 1996 and 1995

                    ASSETS                             1996           1995
Investments:
  Fixed income securities, available for sale,
    at fair value                                  $ 69,905,076   $ 78,527,888
  Preferred stocks, available for sale, at
    fair value                                        5,281,426      9,230,609
  Common stocks, available for sale, at fair
    value                                             7,094,752      4,348,463
  Other invested assets                               1,849,811        228,304

      Total investments                              84,131,065     92,335,264

Cash and cash equivalents                             5,668,369      8,153,125
Premiums receivable                                   6,373,236      6,313,635
Reinsurance recoverables and unearned premiums       22,601,333     10,274,527
Deferred policy acquisition costs, net                5,603,343      7,180,779
Accrued investment income                             1,014,601      1,033,140
Deferred income taxes, net                            2,132,600      1,234,685
Property and equipment, net                           6,535,789      5,656,074
Receivable from affiliate                               258,430        214,582
Issuance costs                                          958,484
Other assets                                          2,184,747      2,457,554

      Total assets                                 $137,461,997   $134,853,365

        LIABILITIES AND SURPLUS
Liabilities:
  Reserve for losses and loss adjustment
    expenses                                         55,371,077     52,091,497
  Unearned premiums                                  34,377,756     33,329,250
  Accrued expenses                                    2,744,165      3,153,110
  Capital lease obligations                           1,521,443        509,194
  Subordinated debt                                   1,500,000      2,250,000
  Other liabilities                                   2,936,637      2,623,000

      Total liabilities                              98,451,078     93,956,051

Commitments and contingent liabilities
  (Notes 9 and 12)

Surplus:
  Unassigned surplus                                 36,985,415     38,905,128
  Unrealized capital gains of securities,
    net of deferred income taxes                      2,025,504      1,992,186

      Total surplus                                  39,010,919     40,897,314

      Total liabilities and surplus                $137,461,997   $134,853,365

The accompanying notes are an integral part of the combined financial statements.

                          OLD GUARD MUTUAL INSURANCE COMPANY,
                     OLD GUARD MUTUAL FIRE INSURANCE COMPANY, AND
                      GOSCHENHOPPEN-HOME MUTUAL INSURANCE COMPANY
                                    AND SUBSIDIARY

                             Combined Statements of Income
                 for the years ended December 31, 1996, 1995 and 1994

                                        1996           1995           1994
Revenue:
  Net premiums written              $47,692,036    $67,114,947    $65,648,812
  Change in unearned premiums         5,899,678       (451,523)    (2,184,227)

      Net premiums earned            53,591,714      66,663,424    63,464,585

  Investment income, net of
    expenses                          4,320,797       4,458,438     3,932,458
  Net realized investment gains       1,384,957       1,010,993       476,257
  Other revenue                         321,770         273,575       265,645

      Total revenue                  59,619,238      72,406,430    68,138,945

Expenses:
  Losses and loss adjustment
    expenses incurred                44,358,790      50,509,295    46,439,908
  Amortization of deferred policy
    acquisition costs                12,076,183      17,610,525    17,036,383
  Operating expenses                  6,531,058       5,654,712     5,051,112

      Total expenses                 62,966,031      73,774,532    68,527,403

Loss before provision for income
  taxes                              (3,346,793)     (1,368,102)     (388,458)

Income tax benefit                   (1,427,080)       (684,531)     (532,750)

      Net income (loss)             $(1,919,713)    $  (683,571)  $   144,292

The accompanying notes are an integral part of the combined financial statements.

                          OLD GUARD MUTUAL INSURANCE COMPANY,
                     OLD GUARD MUTUAL FIRE INSURANCE COMPANY, AND
                      GOSCHENHOPPEN-HOME MUTUAL INSURANCE COMPANY
                                    AND SUBSIDIARY

                       Combined Statements of Changes in Surplus
                 for the years ended December 31, 1996, 1995 and 1994

                                        1996           1995           1994
Unassigned surplus:
  Balance, beginning of year        $38,905,128    $39,588,699    $39,444,407

  Net income (loss)                  (1,919,713)      (683,571)       144,292

  Balance, end of year               36,985,415     38,905,128     39,588,699

Unrealized capital gains (losses)
  of securities, net of deferred
  income taxes:
  Balance, beginning of year          1,992,186     (3,057,253)       409,152

  Cumulative effect of classifying
    fixed income securities as
    available for sale                                                629,225

  Change in unrealized capital
    gains (losses) of securities         33,318      5,049,439     (4,095,630)

  Balance, end of year                2,025,504      1,992,186     (3,057,253)

  Total surplus                     $39,010,919    $40,897,314    $36,531,446

The accompanying notes are an integral part of the combined financial statements.

                                    OLD GUARD MUTUAL INSURANCE COMPANY,
                               OLD GUARD MUTUAL FIRE INSURANCE COMPANY, AND
                                GOSCHENHOPPEN-HOME MUTUAL INSURANCE COMPANY
                                              AND SUBSIDIARY

                                     Combined Statements of Cash Flows
                           for the years ended December 31, 1996, 1995 and 1994

                                                                                            1996            1995            1994
Cash flows from operating activities:
  Net income (loss)                                                                    $ (1,919,713)   $   (683,571)   $    144,292
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation of property and equipment                                                  660,950         629,858         563,325
    Amortization of premium                                                                 299,566         396,224         647,935
    Net realized investment gain                                                         (1,384,958)     (1,010,993)       (476,257)
    Net realized (gain) loss on sale of property and equipment                               (5,195)         21,285             381
    Deferred income tax provision (benefit)                                                (910,615)       (661,728)       (594,747)
    (Increase) decrease in assets:
      Premiums receivable                                                                   (59,601)        191,931         350,611
      Reinsurance receivable                                                            (12,326,806)      3,766,503       5,913,152
      Deferred policy acquisition costs                                                   1,577,436         (77,368)       (644,443)
      Accrued investment income                                                              18,539          12,729         155,889
      Other assets, excluding receivable for sale of security                              (757,012)          9,260        (134,883)
      Receivable from affiliate                                                             (43,848)        170,883        (385,465)
    Increase (decrease) in liabilities:
      Reserve for losses and loss adjustment expenses                                     3,279,580         782,070      (7,747,121)
      Unearned premium                                                                    1,048,506         682,281         582,396
      Accrued expenses                                                                     (408,945)        336,131      (1,016,647)
      Other liabilities, excluding payable for purchase of security and note payable        214,401         310,174        (284,262)

          Net cash provided by (used in) operating activities                           (10,717,715)      4,875,669      (2,925,844)

Cash flows from investing activities:
  Cost of purchases of fixed income securities, available for sale                      (23,847,070)    (35,935,523)    (27,873,564)
  Proceeds from sales of fixed income securities, available for sale                     29,737,935      32,594,494      19,345,631
  Proceeds from maturities of fixed income securities, available for sale                 2,225,000         865,000       1,475,000
  Cost of equity securities acquired                                                    (4,015,036)     (4,772,358)     (1,235,743)
  Proceeds from sales of equity securities                                                7,122,598       5,800,281      11,074,709
  Change in receivable/payable for securities                                              (423,768)        268,009         155,759
  Cost of purchases of other invested assets                                             (1,885,000)        (50,000)       (242,979)
  Proceeds from sale of other invested assets                                                               190,000          53,921
  Cost of purchase of property and equipment                                             (1,535,465)     (2,405,430)       (526,356)
  Proceeds from sale of property and equipment                                                              193,807             550

          Net cash provided by (used in) investing activities                             7,379,194      (3,251,720)      2,226,928

Cash flows from financing activities:
  Repayment of subordinated debt                                                           (750,000)       (750,000)       (750,000)
  Proceeds from bank loan                                                                 1,550,000
  Proceeds from capital lease funding                                                     1,499,028
  Payments on principal of capital lease                                                   (486,779)
  Payment of issuance costs                                                                (958,484)

          Net cash provided by (used in) financing activities                               853,765        (750,000)       (750,000)

          Net increase (decrease) in cash and cash equivalents                           (2,484,756)        873,949      (1,448,916)

Cash and cash equivalents at beginning of year                                            8,153,125       7,279,176       8,728,092

Cash and cash equivalents at end of year                                               $  5,668,369    $  8,153,125    $  7,279,176

Cash paid (received) during the year for:
  Interest                                                                             $    381,896    $    265,861    $    309,254
  Income taxes                                                                         $   (160,453)   $    203,674    $    691,785

The accompanying notes are an integral part of the combined financial statements.

                          Old Guard Mutual Insurance Company,
                     Old Guard Mutual Fire Insurance Company, and
                      Goschenhoppen-Home Mutual Insurance Company
                                    and Subsidiary

                        Notes to Combined Financial Statements

1.     Summary of Significant Accounting Policies:

             Basis of Combination:

       The combined financial statements include the accounts of Old Guard Mutual Insurance Company (OGM), Old Guard Mutual Fire Insurance Company (OGF) and Goschenhoppen-Home Mutual Insurance Company (GHM) and their subsidiary Old Guard Investment Holding Company, Inc. (OGIHC). 2929 Service Corporation and Commonwealth Insurance Managers, Inc. (CIMI) are wholly owned subsidiaries of OGIHC. The companies operate collectively as the Old Guard Insurance Group (the Group). Management believes that presentation of combined financial statements is the most meaningful given the pending transaction described in footnote 15A "Demutualization" and since the companies operate under common management and, through a pooling agreement, share in the premiums written and loss experience of each insurance company.

       Each of the insurance company members of the Group, as described above, was a party to a joint application for approval to convert from mutual to stock form of organization which was approved by the Insurance Department of the Commonwealth of Pennsylvania (Insurance Department) on December 26, 1996. The approval granted the formation of an insurance holding company, incorporated in Pennsylvania, to purchase all of the authorized stock of OGM, OGF and GHM, which converted from the mutual to the stock form of organization on February 11, 1997 (see Note 15A). Until completion of the conversion, the insurance holding company did not engage in any significant operations and had no assets or liabilities as of December 31, 1996, except as noted in Note 15A.

       The accompanying combined financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany transactions have been eliminated in combination.

             Description of Business:

       The Group sells personal, farmowners and commercial property and casualty insurance in Pennsylvania, Delaware and Maryland, with Pennsylvania comprising in excess of 95% of the direct premiums written. The principal lines of business are homeowners, farmowners, personal automobile and commercial multi-peril which represent approximately 27%, 18%, 26% and 13%, respectively, of the net premiums written.

             Cash and Cash Equivalents:

       Cash and cash equivalents are carried at cost which approximates market value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

             Investments:

       Effective January 1, 1994, the Group adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities"
       (SFAS 115). Under SFAS 115 debt and marketable equity securities must be classified as held-to-maturity, trading, or available-for-sale. Due to periodic shifts in the portfolio arising out of income tax and asset-liability matching, as well as securities markets and economic factors, management considers the entire portfolio of fixed income securities as available-for-sale. Each new security is evaluated at the time of purchase and reevaluated at each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of deferred income tax, reported as a separate component of surplus. The cumulative effect as of January 1, 1994 of adopting SFAS 115, representing the unrealized gains on fixed income securities classified as available-for-sale, net of deferred income tax, was to increase surplus by $629,225.

       Equity securities for all periods are stated at fair value with changes in fair value, net of deferred income tax, reflected in surplus. Realized gains and losses are calculated on the specific identification basis.

       The fair value of all investments is subject to various market fluctuations which include changes in equity markets, interest rate environment and general economic conditions. Interest on fixed maturities and short-term investments is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method.

             Deferred Policy Acquisition Costs, Net:

       Acquisition costs such as commissions, premium taxes and certain other expenses which vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to premiums to be earned, related investment income, loss and loss adjustment expenses and certain other maintenance costs expected to be incurred as the premiums are earned. To the extent that deferred policy acquisition costs are not realizable, the deficiency is charged to income currently.

             Property and Equipment, Net:

       Property and equipment are carried at cost less accumulated depreciation. Property is depreciated on a straight-line basis over the useful lives ranging from fifteen to fifty years. Equipment is depreciated on a straight-line basis with useful lives of five to ten years. Computer software is amortized on a straight-line basis over a useful life of five years.

             Premiums:

       Premiums written are earned on a pro rata basis over the terms of the respective policies. Unearned premiums represent the unexpired portion of the policies in-force.

             Losses and Loss Adjustment Expenses:

       Reserves for losses and loss adjustment expenses include amounts determined on the basis of claims adjusters' evaluations, other estimates and estimates of losses incurred but not reported, calculated using historical experience. Any adjustments resulting from changes in estimates are reflected in current operating results. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are reflected as a reduction of reserves for losses and loss adjustment expenses.

             Income Taxes:

       In accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," deferred income taxes are accounted for using the liability method, wherein deferred tax assets or liabilities are calculated on the differences between the bases of assets and liabilities for financial statement purposes versus tax purposes (temporary differences) using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax expense in the combined statements of income is equal to the sum of taxes currently payable, including the effect of the alternative minimum tax, if any, plus an amount necessary to adjust deferred tax assets and liabilities to an amount equal to period-end temporary differences at prevailing tax rates.

       The Group members file individual federal income tax returns.

             Reinsurance:

       The Group cedes insurance to, and assumes insurance from, unrelated insurers to limit its maximum loss exposure through risk diversification.

       In accordance with Financial Accounting Standards Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," reinsurance receivables and unearned premiums are reported as assets, and reserve liabilities are reported gross of reinsurance credits.

       Certain reinsurance contracts provide for retrospective rate adjustments based on experience. Management estimates the ultimate ceded premium based upon historical experience.
       Any adjustments resulting from changes in estimates are reflected in current operating results.

             Assessments:

       The Group's insurance members are subject to assessments in the states in which each insurance company is licensed. Assessments consist primarily of charges from the residual markets and guaranty fund associations. The expense is recognized upon notification.

             Concentration of Credit Risk:

       Financial instruments which potentially expose the Group to concentrations of credit risk consist primarily of cash and short-term investments, premiums in course of collection, investments and balances recoverable from reinsurers. Insureds primarily consist of individuals and commercial and agricultural businesses.

       No one insured accounted for a significant amount of premiums earned or premiums in course of collection in 1996 and 1995.

             Use of Estimates:

       The preparation of the accompanying combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the results of their operations during the period. The combined financial statements include estimates the most significant of which are the net deferred tax asset, reserve for losses and loss adjustment expenses, deferred policy acquisition costs and reinsurance recoverables. Actual results may differ from those estimates.


2.     Statutory Information:

       The Group's insurance companies which are domiciled in the Commonwealth of Pennsylvania, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Insurance Department. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners
       (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project will likely change the definitions of what comprise prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The effects of any such changes are not presently determinable and will not likely affect financial statements prepared under generally accepted accounting principles.

       Risk based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer's business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, OGM, OGF and GHM maintain surplus in excess of prescribed risk based capital requirements.

3.     Statutory Surplus:

       Statutory surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by the Insurance Department for the Group, are as follows:

                Statutory Surplus             Statutory Net Income (Loss)
                1996           1995          1996         1995         1994
OGM         $19,155,368   $19,973,068   $  (658,740)   $(128,349)   $ 822,297
OGF           8,340,757     8,786,985      (534,143)    (265,828)    (207,295)
GHM           3,262,887     3,489,304      (207,441)     494,455     (344,470)
Other                                        15,168       20,503       21,136

            $30,759,012   $32,249,357   $(1,385,156)   $ 120,781    $ 291,668

       A reconciliation of the Group's statutory net income and surplus to the Group's net income and surplus, under generally accepted accounting principles (GAAP), is as follows:

                                        1996           1995           1994
Net income:
  Statutory net income              $(1,385,156)   $   120,781    $   291,668
  GAAP adjustments:
    Increase (decrease) in
      deferred policy acquisition
      costs                          (1,577,436)        77,368        644,443
    Provision for deferred income
      taxes                             910,615        661,728        594,747
    Other                               132,264     (1,543,448)    (1,386,566)

      GAAP net income (loss)        $(1,919,713)   $  (683,571)   $   144,292

                                        1996           1995           1994
Policyholders' surplus:
  Statutory surplus                 $30,759,012    $32,249,357    $31,096,608
  GAAP adjustments:
    Deferred policy acquisition
      costs                           5,603,343      7,180,779      7,103,411
    Deferred income taxes             2,132,600      1,234,685      3,181,157
    Restoration of nonadmitted
      assets                            798,500        463,246        464,648
    Unrealized gain (loss) on
      securities                        614,996      1,722,410     (4,316,013)
    Elimination of excess of
      statutory over statement
      reserves liability                830,520        657,158        127,173
    Elimination of statutory
      unauthorized reinsurance                                         77,800
    Reclassification of
      subordinated debt              (1,500,000)    (2,250,000)    (3,000,000)
    Other                              (228,052)      (360,321)     1,796,662

      GAAP surplus                  $39,010,919    $40,897,314    $36,531,446

       Other includes adjustments as to the period of recognition of income or expense items between statutory and GAAP accounting.

       The Group is required to maintain a minimum aggregate surplus balance of approximately $9,825,000 on a statutory basis of accounting to satisfy regulatory requirements.

4.     Investments:

       Net investment income, net realized investment gains and change in unrealized capital gains (losses) on investment securities are as follows for each of the three years ended December 31:

Net investment income and net realized investment gains:


                                        1996           1995           1994
Investment income:
  Fixed income securities           $ 4,337,217    $ 4,457,884    $ 3,672,544
  Preferred stocks                      437,633        623,396      1,054,803
  Common stocks                          99,763         72,156         77,895
  Cash and cash equivalents             418,695        474,136        408,821
  Other                                 244,514        116,899        105,847

    Gross investment income           5,537,822      5,744,471      5,319,910

Less investment expenses              1,217,025      1,286,033      1,387,452

Net investment income                 4,320,797      4,458,438      3,932,458

Realized gains (losses):
  Fixed income securities             1,079,958        543,696        204,493
  Preferred stocks                      413,326         73,156        131,509
  Common stocks                         141,673        268,080        140,255
  Other                                (250,000)       126,061

    Net realized investment gains     1,384,957      1,010,993        476,257

    Net investment income and net
      realized investment gains     $ 5,705,754    $ 5,469,431    $ 4,408,715

Change in unrealized capital gains (losses) of securities:

                                        1996           1995           1994
Fixed income securities             $(1,309,607)   $ 5,722,298    $(5,199,848)
Preferred stocks                        (62,807)       853,101       (736,763)
Common stocks                         1,434,746      1,096,943       (264,265)
Other invested assets                   (16,314)       (14,703)
Cumulative effect of accounting
  change                                                              953,371

                                         46,018      7,657,639     (5,247,505)
Tax effect                              (12,700)    (2,608,200)     1,781,100

                                    $    33,318    $ 5,049,439    $(3,466,405)

       The cost and estimated fair value of available-for-sale investment securities at December 31, 1996 and 1995 were as follows:


                                               Gross          Gross
                                            Unrealized     Unrealized     Estimated
           1996                Cost(1)     Appreciation   Depreciation    Fair Value
Fixed income securities:
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies             $30,860,634    $   15,716      $402,681     $30,473,669

  Obligations of states and
    political subdivisions     5,944,350        37,419        59,012       5,922,757

  Corporate obligations       27,837,232       779,978       261,107      28,356,103

  Collateralized mortgage
    obligations                5,074,198        82,096         3,747       5,152,547

      Total fixed income
        securities            69,716,414       915,209       726,547      69,905,076

Equity securities:
  Preferred stocks             5,105,816       250,326        74,716       5,281,426

  Common stocks                4,350,503     2,768,163        23,914       7,094,752

      Total available-
        for-sale             $79,172,733    $3,933,698      $825,177     $82,281,254

(1) Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.


                                               Gross          Gross
                                            Unrealized     Unrealized     Estimated
           1995                Cost(1)     Appreciation   Depreciation    Fair Value
Fixed income securities:
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies             $33,419,508    $  155,894      $195,038     $33,380,364

  Obligations of states and
    political subdivisions     1,552,670        13,421                     1,566,091

  Corporate obligations       25,867,568     1,293,989       147,123      27,014,434

  Collateralized mortgage
    obligations                9,564,068       280,348         4,904       9,839,512

  Other obligations            6,625,805       101,682                     6,727,487

    Total fixed income
      securities              77,029,619     1,845,334       347,065      78,527,888

Equity securities:
  Preferred stocks             8,992,192       348,611       110,194       9,230,609
  Common stocks                3,038,960     1,392,647        83,144       4,348,463

    Total available-
      for-sale              $ 89,060,771    $3,586,592      $540,403     $92,106,960

(1) Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.

       The amortized cost and estimated fair value of fixed income securities at December 31, 1996 by contractual maturity are shown below:

                                         Amortized     Estimated
                                            Cost       Fair Value

Due in one year or less                 $ 6,280,481   $ 6,238,100
Due after one year through five years    16,020,766    16,013,529
Due after five years through ten years    4,424,818     4,623,841
Due after ten years                      11,426,237    11,512,503
Collateralized and asset backed
  securities                             31,564,112    31,517,103

                                        $69,716,414   $69,905,076

       Actual maturities may differ from contractual and anticipated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Collateralized and asset-backed securities consist of mortgage pass-through holdings and securities backed by credit card receivables, auto loans and home equity loans. These securities follow a structured principal repayment schedule and are of high credit quality rated "AA" or better by Standard & Poor's. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment on early authorization. The average duration of this portfolio is 2.8 years.

       The gross realized gains and losses on investment securities for each of the years ended December 31, are as follows:

                              1996          1995          1994

Gross realized gains      $1,804,668    $ 2,995,584    $ 886,774

Gross realized losses       (419,711)    (1,984,591)    (410,517)

  Net realized gains      $1,384,957    $ 1,010,993    $ 476,257

       Insurance laws require that certain amounts be deposited with various state insurance departments for the benefit and protection of policyholders. The amortized cost of fixed income securities on deposit with governmental authorities was $616,067 and $501,095 at December 31, 1996 and 1995,
       respectively.

5.     Losses and Loss Adjustment Expenses:

       Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

                                          1996          1995          1994
Balance as of January 1               $52,091,497   $51,309,427   $59,056,548
Less reinsurance recoverables          16,000,653    18,499,642    22,175,358

    Net balance at January 1           36,090,844    32,809,785    36,881,190

Incurred related to:
  Current year                         43,801,765    48,067,295    51,958,607
  Prior years                             557,025     2,442,000    (5,518,699)

    Total incurred                     44,358,790    50,509,295    46,439,908

Paid related to:
  Current year                         29,648,916    29,970,071    35,196,027
  Prior years                          16,285,343    17,258,165    15,315,286

    Total paid                         45,934,259    47,228,236    50,511,313

Net balance as of December 31          34,515,375    36,090,844    32,809,785
Plus reinsurance recoverables          20,855,702    16,000,653    18,499,642

Balance at December 31                $55,371,077   $52,091,497   $51,309,427

       The changes in the reserve estimates for prior years are primarily attributable to the paid and incurred loss development experience across all lines of business.

       The reserve for losses and loss adjustment expenses reflect management's best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Group. In many cases, significant periods of time, ranging up to several years, may elapse between the occurrence of an insured loss, the reporting of the loss, and the payment of that loss. As part of the process in determining these amounts, historical data is reviewed and consideration is given to the impact of various factors, such as legal developments, changes in social attitudes, and economic conditions.

       The Group has geographic exposure to catastrophic losses in certain Mid Atlantic states. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, explosions, severe weather and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Group generally seeks to reduce its exposure to catastrophe through individual risk selection and the purchase of catastrophe reinsurance.

       Management believes that its reserve for losses and loss adjustment expenses are fairly stated, in accordance with generally accepted actuarial principles and practices. However, estimating the ultimate claims liability is a complex and judgmental process inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payments and reporting patterns, legislative developments, and economic conditions, the estimates are revised accordingly and the impact is reflected currently in the Group's combined financial statements.

6.     Property and Equipment, Net:

       Property and equipment consisted of the following at December 31, 1996 and 1995:

                                          1996           1995

Land                                  $   287,407    $   287,407
Buildings and improvements              4,237,217      4,089,767
Furniture, fixtures and equipment       4,143,142      4,684,460

    Total property and equipment        8,667,766      9,061,634

Less accumulated depreciation and
  amortization                         (4,292,782)    (4,493,992)

                                        4,374,984      4,567,642

Computer software in development        2,160,805      1,088,432

    Property and equipment, net       $ 6,535,789    $ 5,656,074

7.     Reinsurance:

       The Group maintains reinsurance agreements, which include coverage for excess of loss and catastrophe loss and a quota share treaty in 1996. These reinsurance programs mitigate loss exposure from individually large losses and an aggregation of losses arising from a single loss event. The Group is contingently liable for reinsured claims if the assuming reinsurers cannot meet their obligations under the reinsurance agreements.

       The following amounts represent the Group's reinsurance activity with unrelated insurers for each of the three years ended December 31:

                             1996          1995          1994

Ceded:
  Premiums earned        $27,468,375   $11,600,070   $13,062,659
  Unearned premiums      $ 8,417,500   $ 1,469,316   $ 1,238,558
  Losses and loss
    adjustment expenses
    incurred             $30,508,137   $ 6,897,673   $19,217,783

Assumed:
  Premiums earned        $   142,423   $   114,395   $   (11,610)
  Unearned premiums      $    27,545   $    22,431   $    22,870
  Losses and loss
   adjustment expenses
   incurred              $   180,604   $   384,762   $    83,347

       Effective January 1, 1996 the Company executed a 20% quota share reinsurance treaty with its primary reinsurer. The treaty provides for a 35% flat ceding commission and is on the net business written by the Company. This treaty is intended to protect the Company from high frequency and low severity type losses. Ceded premiums earned were $13,647,111 and commissions on written premiums under this treaty were $7,048,013 during 1996. Reinsurance recoverable on paid and unpaid losses were $7,276,546 and $3,413,685, respectively, at December 31, 1996.

       The Group performs credit reviews of its reinsurers, focusing on financial stability and commitment to the reinsurance business. At December 31, 1996, the Group had a reinsurance recoverable of approximately $20,896,000, net of applicable ceded reinsurance payable, due from its principal reinsurer, American Re-Insurance Company with an A.M. Best rating of A+.

       The ceded premiums subject to retrospective rate adjustments were approximately $2,000,000, $1,600,000 and $1,100,000 for
       1996, 1995 and 1994, respectively. No material adjustments from amounts originally estimated have been recorded.

8.   Subordinated Debt:

       During 1989, OGM received an advance to surplus for statutory purposes from a third party. Repayment of principal began in April 1991 and continues annually through 1998 in the amount of $750,000 per year. Interest, at 9%, is to be paid each December. Such repayments of principal and payments of interest are subject to certain notification and approval requirements of the Insurance Department. Amounts not paid in accordance with the aforementioned schedule will accrue interest at 9%. Certain additional terms related to liquidation, merger or demutualization of the Company provide for the principal to become due and payable (see Note 15A). OGM paid interest of $174,021, $224,877 and $309,025 under the obligation in 1996, 1995 and 1994, respectively.

9.     Lines of Credit:

       The insurance companies of the Group jointly maintain cash management programs with a local financial institution. The programs provide for draws by any member of the Group against a line of credit in the event of overdrafts. The line of credit is subject to a maximum of $2,250,000 and bears interest at the prime rate. The Group must maintain zero balances on the lines for one thirty-day period each year and must meet certain demand deposit requirements. No borrowings were outstanding under these arrangements during the years or at December 31, 1996 and 1995.

       During 1995, the insurance companies of the Group obtained a $7,000,000 credit facility which provides for a five-year term borrowing capacity at the prime interest rate less 1/2%. The credit facility is expected to be used in connection with future acquisitions. During the year or at December 31, 1996, $1,550,000 was outstanding under this credit facility (see Note 15A).

10.    Income Taxes:

       The tax effect of significant temporary differences that give rise to the Group's net deferred tax asset as of December 31, is as follows:

                                             1996         1995

Unearned premium                          $1,765,297   $1,815,247
Reserve for losses and loss adjustment
  expenses                                 1,676,812    2,166,680
Alternative minimum tax credit
  carryforward                               565,204      324,356
Net operating loss carryforward            1,106,780      536,254
Other                                        417,375      211,823

    Deferred tax asset                     5,531,468    5,054,360

Deferred policy acquisition costs          1,905,137    2,441,465
Unrealized gain on investment securities   1,051,968    1,039,300
Depreciation and other                       441,763      338,910

    Deferred tax liability                 3,398,868    3,819,675

    Net deferred tax asset                $2,132,600   $1,234,685

       The net deferred tax asset has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that it will generate sufficient future taxable income to utilize these net excess tax deductions. The amount of the deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are not realized.

       Actual income tax expense (benefit) differed from expected tax expense (benefit), computed by applying the United States federal corporate tax rate of 34% to income before income taxes, for each of the three years ended December 31 as follows:

                              1996          1995          1994

Expected tax expense
  (benefit)               $(1,137,910)   $(465,155)    $(132,076)

Tax-exempt interest            (9,380)     (61,558)     (227,249)

Dividends received
  deduction                  (144,871)    (161,764)     (215,139)

Research and
  experimentation credit     (127,823)

Other                          (7,096)       3,946        41,714

    Income tax benefit    $(1,427,080)   $(684,531)    $(532,750)

       The components of the provision (benefit) for income taxes for each of the three years ended December 31 are as follows:

                               1996          1995         1994

Current federal income
  tax expense (benefit)    $  (516,465)   $ (22,803)   $  61,997

Deferred federal income
  tax (benefit)               (910,615)    (661,728)    (594,747)

    Income tax benefit     $(1,427,080)   $(684,531)   $(532,750)

       GHM has a net operating loss carryforward at December 31, 1996, of approximately $2,054,000. GHM's net operating loss carryforwards expire $289,000 in 2007, $554,000 in 2008,
       $780,000 in 2009 and $431,000 in 2011.

       As of December 31, 1996, OGM had alternative minimum tax credit carryforwards of approximately $303,000 available to offset future tax liability.

11.    Retirement Programs:

       The Group has a discretionary noncontributory profit sharing plan covering eligible employees. The Group's contribution to the plan amounted to $268,043, $262,945 and $233,214 for the years ended December 31, 1996, 1995, and 1994, respectively.

       The Group also maintains a voluntary defined contribution savings plan covering substantially all full-time employees. The Group matches employee contributions up to 3% of compensation. The Group's contribution to this plan amounted to $158,784, $144,367 and $136,121 for the years ended December 31, 1996, 1995, and 1994, respectively.

12.    Commitments and Contingencies:

       In the event a property and casualty insurer, operating in a jurisdiction where the Group also operated becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary written premiums to total written premiums for all insurers in that particular state. The Group charges these assessments to income in the period in which it is notified. The Group is not aware of any material assessments which have not been recorded at December 31, 1996.

13.    Fair Values of Financial Instruments:

       The carrying amounts of cash and cash equivalents, short-term investments and subordinated debt approximate their fair value.

       Fixed income securities, preferred stocks and common stocks are reported at fair value as established by quoted market prices on secondary markets as of the balance sheet dates.

14.  Related Party Transactions:

       Neffsville Mutual Fire Insurance Company (NMF) is affiliated with the Group through common management and reinsurance programs.

       NMF is provided senior management services by CIMI for a fee as determined under the management agreement. Management fees recognized by CIMI during 1996 and 1995 were approximately $55,600 and $45,000, respectively.

       NMF maintains a quota share reinsurance agreement with OGF whereby 90% of NMF's business was assumed by OGF during 1996 and 1995. The following summarizes the business ceded under the intercompany reinsurance agreement as of and for each of the years ended December 31:

                                           1996          1995

Premiums written                       $ 2,577,252    $2,094,759

    Premiums earned                      2,577,252     2,094,759

Losses and loss adjustment expenses     (1,424,207)     (860,823)
Commissions                               (902,038)     (837,904)

                                       $   251,007    $  396,032

Reserve for losses and loss
  adjustment expenses                  $   305,440    $  328,590
Receivable from NMF                    $   258,430    $  214,582

       In July 1996, OGIHC executed a letter of understanding with a Delaware domiciled property and casualty insurance company. The letter provides for the Delaware insurance company to secure insurance management services from CIMI and pursue mutual to stock conversion and for the Group to purchase a $1.0 million convertible surplus note and at its discretion to purchase up to an additional $3.0 million of convertible surplus notes. The agreement became effective December 27, 1996.

15.    Subsequent Events:

       A.    Demutualization:

       On May 31, 1996, the individual Boards of Directors of the OGM, OGF and GHM (collectively Insurance Companies) approved a plan of conversion for changing the corporate form of the individual Insurance Companies from the mutual form to the stock form (conversion) and the simultaneous acquisition of the capital stock of each of the individual Insurance Companies by Old Guard Group, Inc. (OGGI), a newly formed Pennsylvania corporation and the proposed holding company of the Insurance Companies (demutualization plan). The demutualization plan was approved by the Insurance Department of the Commonwealth of Pennsylvania on December 26, 1996.

       In accordance with the demutualization plan, policyholders as of May 31, 1996 were offered in January 1997, through a subscription offering, the opportunity to purchase stock in OGGI, the newly formed holding company. Pursuant to the demutualization plan, a special meeting of the Insurance Companies' policyholders was held on February 11, 1997, at which time the Insurance Companies (i) converted from Pennsylvania-chartered mutual insurance companies to a Pennsylvania chartered stock insurance companies, and
       (ii) simultaneously issued shares of capital stock of the Insurance Companies to OGGI, in exchange for $16.0 million of the net proceeds from the sale of common stock in OGGI through the subscription offering as part of the demutualization plan. The demutualization will be accounted for as a simultaneous reorganization, recapitalization and share offering which will not change the historical accounting basis of the Insurance Companies' financial statements.

       Issuance costs represent amounts due to OGM from OGGI for costs incurred related to the common stock offering of OGGI. The issuance costs were reimbursed by OGGI to OGM in February 1997 in conjunction with the closing of OGGI's common stock offering.

       The following table presents, on a pro forma basis, an unaudited condensed combined balance sheet of OGGI at December 31, 1996, giving effect to the conversion as if it had occurred on that date.

                                    Historical     Pro Forma       Pro Forma
                                     Combined     Adjustments      Combined
Total investments                  $ 84,131,065   $35,799,100    $119,930,165
Other assets                         53,330,932                    53,330,932

Total assets                       $137,461,997   $35,799,100    $173,261,097

Subordinated debt                     1,500,000    (1,500,000)              0
Credit facility outstanding           1,550,000    (1,550,000)              0
Other liabilities                    95,401,078     4,054,910      99,455,988

Total liabilities                    98,451,078     1,004,910      99,455,988

Common stock                                       38,849,100      38,849,100
Unearned Employee Stock Ownership
  Plan compensation (ESOP)                         (4,054,910)     (4,054,910)
Unassigned surplus                   36,985,415                    36,985,415
Unrealized capital gains on
  securities, net of deferred
  income taxes                        2,025,504                     2,025,504

Total shareholders' equity           39,010,919    34,794,190      73,805,109

Total liabilities and
  shareholders' equity             $137,461,997   $35,799,100    $173,261,097

       The subordinated debt of $1,500,000 as of December 31, 1996 of OGM (see Note 8) was transferred to OGGI and the debt was converted to common stock by the third party as part of the demutualization plan.

       The credit facility of $1,550,000 as of December 31, 1996
       (see Note 9) of Group was repaid with proceeds from the conversion.

       Upon completion of the conversion, OGGI approved an ESOP for the benefit of participating employees. The ESOP borrowed funds in an amount sufficient to purchase 10% of the common stock for $4,054,910.

       B.    Legal Challenges:

       On January 7, 1997, a policyholder of the Company filed in Commonwealth Court of Pennsylvania a Petition for Review of the approval of the demutualization plan by the Insurance Department of the Commonwealth of Pennsylvania and to have an injunction on preventing the special meeting of policyholders from taking place on February 11, 1997. The Commonwealth Court of Pennsylvania ruled on February 7, 1997 that the special meeting of policyholders could take place. The suit was filed against the Insurance Department of the Commonwealth of Pennsylvania, the Pennsylvania Insurance Commissioner, OGGI and the Insurance Companies. The plaintiff is contending that the Pennsylvania Insurance Company Mutual to Stock Conversion Act (Act) which permits the demutualization plan is constitutionally defective for procedural reasons and because the demutualization plan does not provide for compensation to the policyholders. Final adjudication of the case by the Commonwealth Court of Pennsylvania could take a year or more.

       The demutualization plan was completed as of February 11, 1997, however if the Act, or any portion of the Act, is declared unconstitutional, the remedy the Court would grant is uncertain.

       If the plaintiffs prevail in the above litigation, the remedy a court would grant or the amount of damages it might award is uncertain. A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the constitutional or other violation, the relative harm to the parties, and the public interest. In some cases, relief is applied on a prospective basis only; in other cases, relief is applied on a retroactive basis. No prediction can be made concerning the remedy a court would fashion or the amount of damages it might award.

       In the event that OGGI could not honor its obligations under any remedy imposed by the Court, OGGI could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department.

       In addition, a class and derivative action was filed by two policyholders, plaintiffs on February 7, 1997 in U.S. District Court for the Eastern District of Pennsylvania challenging the demutualization plan and the Act that permitted the conversion of the Insurance Companies. The suit was filed against the Boards of Directors of the Insurance Companies, the Insurance Companies and OGGI.

       The plaintiffs demand judgment for themselves and for the class and derivatively for the Insurance Companies and OGGI. The plaintiff is contending that the demutualization plan violates the rights of the plaintiffs and members of the class under the United States and Pennsylvania constitution and under the Act, and that the Act is unconstitutional as applied by the demutualization plan. Final adjudication of the case by the U.S. District court could take a year or more.

       On February 10, 1997, OGGI, the Insurance Companies and each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States District Court for the Eastern District of Pennsylvania against the Company, the Insurance Companies and their directors (Class Action) by four policyholders.
       By filing the class action portion of the lawsuit, these four policyholders purport to represent all 141,000 policyholders of the Insurance Companies. Seven of the eleven counts are similar to the claims of the January 7, 1997 suit challenging the constitutionality of the Act, although certain counts advance a different theory alleging unconstitutional impairment of contract. The remainder of the class action claims assert theories regarding purported violations of the Act, principally relating to the description of the Plan in the proxy statement approved by the Insurance Department of the Commonwealth of Pennsylvania and mailed to policyholders. The derivative claim was brought against the directors of Insurance Companies, purportedly on behalf of the Insurance Companies, alleging breach of the fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which are contemplated by the Plan. The stock-based compensation plans are expressly permitted by the Act and were approved by the Insurance Department of the Commonwealth of Pennsylvania. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate.

       C.    Letter of Understanding:

       In October 1996, OGIHC executed a letter of understanding with a second Delaware domiciled property and casualty insurance company (see Note 14) and its sole shareholder to acquire 80% of the stock of the insurance company for approximately $4.8 million. The letter also provides for the insurance company to secure insurance management services from CIMI. The agreement became effective February 14, 1997 for $3.3 million for the acquisition of 80% of the stock of the insurance company.

       D.    Real Estate Acquisition:

       OGIHC had an agreement prior to year end to purchase a facility for approximately $1.1 million. This transaction was completed on February 21, 1997.

16.    Combined Quarterly Information (unaudited):

                         (in thousands)
                                           1996
                          Fourth    Third      Second     First
                         Quarter   Quarter    Quarter    Quarter

Net premiums earned      $13,887   $13,398    $12,988    $13,319

Total revenues           $14,668   $15,057    $14,961    $14,933

After-tax operating
  income (loss), net of
  realized investment
  gains and losses       $   591   $   160    $  (200)   $(3,385)

Net income (loss)        $   628   $   413    $   187    $(3,148)

                         (in thousands)
                                           1995
                          Fourth     Third     Second     First
                         Quarter    Quarter   Quarter    Quarter

Net premiums earned      $18,128    $16,214   $16,023    $16,298

Total revenues           $19,641    $17,685   $17,550    $17,531

After-tax operating
  income (loss), net of
  realized investment
  gains and losses       $(1,838)   $   216   $  (611)   $   882

Net income (loss)        $(1,600)   $   421   $  (403)   $   898


                           Report of Independent Accountants



To the Board of Directors and Policyholders
Old Guard Mutual Insurance Company,
Old Guard Mutual Fire Insurance Company, and
Goschenhoppen-Home Mutual Insurance Company and Subsidiary:

Our report on the combined financial statements of Old Guard Mutual Insurance Company, Old Guard Mutual Fire Insurance Company, and Goschenhoppen-Home Mutual Insurance Company and subsidiary (the Group) is included in Item 8 of this Form 10-K. In connection with such audits of our financial statements, we have also audited the related financial statement schedules included in Item 8 of this Form 10-K. These financial statements schedules are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

One South Market Square
Harrisburg, Pennsylvania
March 5, 1997

OLD GUARD INSURANCE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
RELATED PARTIES AS OF DECEMBER 31, 1996
(000'S OMITTED)

Column A                                                    Column B     Column C     Column D

                                                                          Market       Balance
Type of Investment                                            Cost         Value        Sheet

Fixed Maturities:
  Bonds:
    United States Government and Government Agencies
      and Authorities                                      35,426,857   35,092,974  35,092,974
    States, Municipalities and Political Subdivisions       5,944,350    5,922,757   5,922,757
    Convertibles and Bonds with Warrants Attached           6,459,765    6,802,528   6,802,528
    All Other Corporate Bonds                              21,885,442   22,086,817  22,086,817

  Redeemable Preferred Stock                                2,479,912    2,440,138   2,440,138
      Total Fixed Maturities                               72,196,326   72,345,214  72,345,214

Equity Securities:
  Common Stocks:
    Public Utilities                                                0            0           0
    Banks, Trust and Insurance Companies                    1,034,938    1,578,142   1,578,142
    Industrial, Miscellaneous and All Other                 3,315,565    5,516,610   5,516,610

  Non-redeemable Preferred Stock (CONV)                     2,625,904    2,841,288   2,841,288
      Total Equity Securities                               6,976,407    9,936,040   9,936,040

Other Long-Term Investments                                 1,798,425    1,849,811   1,849,811

      Total Investments                                    80,971,158   84,131,065  84,131,065

OLD GUARD INSURANCE GROUP
SCHEDULE IV - REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Column A                                          Column B     Column C      Column D       Column E     Column F
                                                                                                        Percentage
                                                               Ceded to    Assumed from                  of Amount
                                                    Gross        Other        Other            Net      Assumed to
                                                   Amount      Companies    Companies        Amount        Net
FOR THE YEAR ENDED DECEMBER 31, 1996             78,340,414   27,468,375    2,719,675      53,591,714      5.1%

FOR THE YEAR ENDED DECEMBER 31, 1995             76,054,340   11,600,070    2,209,154      66,663,424      3.3%

FOR THE YEAR ENDED DECEMBER 31, 1994             75,694,367   13,062,659      822,877      63,464,585      1.3%

OLD GUARD INSURANCE GROUP
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY &
CASUALTY INSURANCE OPERATIONS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994

COLUMN A            COLUMN B       COLUMN C    COLUMN D    COLUMN E      COLUMN F      COLUMN G
                                   RESERVE
                     DEFERRED        FOR       DISCOUNT
                      POLICY        LOSSES      IF ANY
                      ACQUI-         AND       DEDUCTED                     NET          NET
AFFILIATION WITH      SITION       LOSS ADJ       IN        UNEARNED       EARNED     INVESTMENT
REGISTRANT             COSTS       EXPENSES    COLUMN C     PREMIUMS      PREMIUMS      INCOME
DECEMBER 31, 1996   $5,603,343   $55,371,077      $0      $34,377,756   $53,591,714   $4,320,797

DECEMBER 31, 1995   $7,180,779   $52,091,497      $0      $33,329,250   $66,663,424   $4,458,438

DECEMBER 31, 1994   $7,103,411   $51,309,427      $0      $32,646,969   $63,464,585   $3,932,458

COLUMN A                    COLUMN H              COLUMN I      COLUMN J      COLUMN K
                         LOSSES AND LAE                       PAID LOSSES
                            INCURRED                            AND LOSS        NET
AFFILIATION WITH      CURRENT        PRIOR         AMOUNT      ADJUSTMENT     WRITTEN
REGISTRANT             YEAR          YEAR         OF DPAC      EXPENSES      PREMIUMS
DECEMBER 31, 1996   $43,801,765   $   557,025   $12,076,183   $45,934,259   $47,692,036

DECEMBER 31, 1995   $48,067,295   $ 2,442,000   $17,610,525   $47,228,236   $67,114,947

DECEMBER 31, 1994   $51,958,607   $(5,518,699)  $17,036,383   $50,511,313   $65,648,812

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Board of Directors of the Company consists of James W. Appel, John E. Barry, Luther R. Campbell, Jr., M. Scott Clemens, David E. Hosler, Richard B. Neiley, Jr., G. Arthur Weaver and Robert Wechter, each of whom presently serves as a director of one or more of the Insurance Companies. The Board is divided into three classes with directors serving for three-year terms with approximately one-third of the directors being elected at each annual meeting of shareholders, beginning with the first annual meeting of shareholders following the Conversion. Messrs. Campbell and Wechter have terms of office expiring at the first annual meeting, Messrs. Appel, Clemens, and Weaver have terms of office expiring at the annual meeting to be held one year thereafter, and Messrs. Barry, Hosler, and Neiley have terms of office expiring at the annual meeting to be held two years thereafter.

       The following table sets forth certain information regarding the directors of the Company.

                               Age at                       Business Experience
                            December 31,     Director     for the Last Five Years;
                               1996          Since(1)       Other Directorships
                            -------------   ----------    ------------------------------------------------
James W. Appel ............      52           1980        Director, the Company and the Insurance Companies;
                                                          Partner, Appel & Yost LLP (law firm); Vice
                                                          President, Aardvark Abstracting, Inc. (title
                                                          insurance agency).

John E. Barry .............      71           1971        Director, the Company and Old Guard Fire; Retired
                                                          Representative, Hopper Soliday & Co., Inc.
                                                          (investment banking and brokerage firm); prior
                                                          thereto, Registered Representative, Hopper
                                                          Soliday & Co., Inc.

Luther R. Campbell, Jr. ...      68           1992        Director, the Company, Old Guard Mutual and
                                                          Goschenhoppen; Partner, Campbell Rappold &
                                                          Yurasits LLP (C.P.A. firm); Director, Piel & Egan
                                                          P.C. (law firm); Member, First Union North
                                                          Advisory Board and First Union Lehigh Valley
                                                          Advisory Board; prior thereto, Director, First
                                                          Fidelity Bancorporation.

M. Scott Clemens ..........      49           1994        Director, the Company and Old Guard Mutual;
                                                          President/Owner, John T. Fretz Insurance Agency,
                                                          Inc.; prior thereto, Insurance Agent, P/C
                                                          Insurance Agency.

David E. Hosler ...........      46           1985        Chairman, President, Chief Executive Officer and
                                                          Director, the Company; Chairman, President,
                                                          Chief Executive Officer and Director, the
                                                          Insurance Companies.

Richard B. Neiley , Jr.  ..      70           1991        Director, the Company, Old Guard Mutual, Old Guard
                                                          Fire and Goschenhoppen; Retired Insurance
                                                          Executive, Harleysville Insurance Group; prior
                                                          thereto Independent Insurance Consultant.

G. Arthur Weaver ..........      63           1966        Director, Old Guard Mutual and Old Guard Fire;
                                                          Insurance and Real Estate Agent, George A. Weaver,
                                                         Inc.; also, Director of Sovereign Bancorp, Inc.
                                                          and Sovereign Bank, F.S.B.

Robert L. Wechter .........      68           1956        Director, the Company, Old Guard Mutual and Old
                                                          Guard Fire; Owner, Robert L. Wechter Insurance
                                                          Agency; prior thereto, Vice-President, Claims
                                                          Department, Old Guard Mutual.

------

(1)    Indicates year first elected as a director of one or more of the Insurance Companies. All members of the Board of Directors of the Company have served as directors of the Company since its incorporation.

       Directors are paid an annual retainer of $10,000. Directors who are employees of the Company are not paid an annual retainer fee or other additional compensation for services performed in their capacity as directors. Directors of Old Guard, Old Guard Fire and Goschenhoppen receive an annual retainer of $5,400, $2,400 and $900, respectively, and each director is entitled to receive a minimum annual retainer of $2,600 regardless of the number of boards on which he serves. Directors also receive up to $150 for each committee meeting attended. Directors of the Insurance Companies who receive a salary from the Insurance Companies or their affiliates are not entitled to receive an annual retainer or other additional compensation for services rendered as directors or committee members.

Executive officers

       The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors of the Company.

       The following table sets forth certain information regarding the executive officers of the Company.

                          Age at         Executive
                       December 31,       Officer                                   Business Experience
       Name               1996            Since(1)            Title               For the Last Five Years
------------------   ---------------   -----------    -----------------------   ---------------------------
David E. Hosler ....        46             1980       Chairman of the Board,    Chairman, President, Chief
                                                      President and Chief       Executive Officer and
                                                      Executive Officer         Director, the Company;
                                                                                Chairman; President, Chief
                                                                                Executive Officer and
                                                                                Director, the Insurance
                                                                                Companies.

Mark J. Keyser .....        43              1991      Chief Financial Officer   Chief Financial Officer and
                                                      Treasurer                 Treasurer, the Company and
                                                                                the Insurance Companies.

Steven D. Dyer .....        39              1991      Secretary and General     Secretary and General
                                                      Counsel                   Counsel, Company and the
                                                                                Insurance Companies.

Scott A. Orndorff ..        40              1993      Executive Vice            Executive Vice President of
                                                      President                 Operations, the Company and
                                                                                the Insurance Companies;
                                                                                Vice President of Claims,
                                                                                the Insurance Companies;
                                                                                prior thereto, Vice
                                                                                President of Claim
                                                                                Operations, Gulf Insurance
                                                                                Group.

Donald W. Manley ...        43              1986      Vice President            Vice President of
                                                                                Underwriting, the Company
                                                                                and the Insurance Companies.

------

(1)    Indicates year first appointed as an executive officer of one or more of the Insurance Companies.
       Each executive officer of the Company was first appointed on May 24, 1996.

Item 11.  EXECUTIVE COMPENSATION.

       The executive officers of the Company received no compensation from the Company in 1996. The following table sets forth information regarding the compensation of the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President of the Company for each of the years ended December 31, 1994, 1995 and 1996. The amounts below represent the aggregate compensation to such executive officers paid by CIMI pursuant to CIMI's management agreements with the Insurance Companies. No other executive officer of the Company received compensation in excess of $100,000 for the year ended
December 31, 1996.

                                                                       Other       All Other
                 Name and                                              Annual       Compen-
                Principal                                              Compen-      sation
                 Position          Year    Salary(1)      Bonus       sation(2)     (3)(4)

 -----------------------------    ------   ----------    ---------   ---------   -----------
David E. Hosler,                   1996     $188,386     $27,851        $--       $  20,091
  Chairman, President              1995      174,769      10,501         --          16,370(5)
  and Chief Executive Officer      1994      163,192      15,000         --          16,053(5)

Mark J. Keyser, Chief Financial    1996      110,878       8,160         --           9,261
  Officer and                      1995      101,539       8,000         --           8,540
  Treasurer                        1994       95,962      15,000         --           8,040

Scott A. Orndorff,                 1996       98,144      10,368         --          10,206
  Executive Vice                   1995       85,777      10,000         --           7,466
  President                        1994       77,731       6,000         --           8,552(6)

------
(1)    Includes amounts which were deferred pursuant to Old Guard's 401(k) plan. Under the 401(k) plan, employees who elect to participate may elect to have earnings reduced and to cause the amount of such reduction to be contributed to the 401(k) plan's related trust in an amount up to 12% of earnings.  Any employee who has completed 1 year of service and has worked 1,000 hours in a plan year is eligible to participate in the 401(k) plan.

(2)    CIMI provided other benefits to the executive officers in connection with their employment.  The value of such personal benefits, which is not directly related to job performance, is not included in the table above because the value of such benefits does not exceed the lesser of $50,000 or 10%
       of the salary and bonus paid to any executive officer.

(3)    Includes amounts contributed under a 401(k) plan for the benefit of the executive officer. Old Guard will make a matching contribution equal to 100% of the employee's salary reduction up to a maximum of 3% of the employee's salary.

(4)    Includes amounts contributed under a Profit Sharing Plan for the benefit of the executive officer.

(5)    Includes the amount of insurance premiums paid by the Insurance Companies with respect to a split dollar term life insurance policy.

(6)    Includes fair rental value of residential property owned by Old Guard.

       Employment Agreements.

       Chief Executive Officer. As of June 1, 1996, Mr. David E. Hosler entered into an Employment Agreement with the Company and Commonwealth Insurance Managers, Inc. ("CIMI"). The Employment Agreement has an initial three-year term and provides for automatic annual one-year extensions commencing on June 1, 1997 and continuing on each June 1 thereafter unless the Company or Mr. Hosler gives prior written notice of nonrenewal. Under the Employment Agreement, Mr. Hosler is entitled to receive an annual base salary of not less than $180,000. In addition, Mr. Hosler is entitled to participate in any other incentive compensation and employee benefit plans that the Company maintains.

       In the event the Company terminates Mr. Hosler's employment for "Cause" as defined in the Employment Agreement, Mr. Hosler would be entitled to receive his accrued but unpaid base salary and an amount for all accumulated but unused leave time. In the event the Company terminates Mr. Hosler's employment without Cause, Mr. Hosler would be entitled to receive an annual amount equal to the greater of (i) his highest base salary received during one of the two years immediately preceding the year in which he is terminated, or (ii) his base salary in effect immediately prior to his termination for the remainder of the term of the Employment Agreement. In addition, Mr. Hosler would be entitled to continuation annually during the remaining term of the Employment Agreement, of (i) an amount equal to the higher of the aggregate bonuses paid to him in one of the two years immediately preceding the year in which he is terminated and
(ii) an amount equal to the sum of the highest annual contribution made on his behalf (other than his own salary reduction contributions) to each of the Company's tax qualified and non- qualified defined contribution plans (as such term is defined in Section 3(35) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") in the year in which he is terminated or in one of the two years immediately preceding such year. Mr. Hosler would also be entitled to certain retirement, health and welfare benefits.

       In the event Mr. Hosler terminates his employment with the Company with "Good Reason," as defined in the Employment Agreement, Mr. Hosler would be entitled to receive the same amounts and benefits he would receive if terminated without Cause. In the event Mr. Hosler terminates his employment with the Company without Good Reason, Mr. Hosler would be entitled to receive his accrued but unpaid base salary until the date of termination and an amount for all accumulated but unused leave time.

       In the event of Mr. Hosler's death or disability during the term of his Employment, Mr. Hosler and his eligible dependents or his spouse and her eligible dependents, as the case may be, would be entitled to receive certain cash amounts and certain health and welfare benefits.

       In the event that Mr. Hosler is required to pay any excise tax imposed under Section 4999 of the Code (or any similar tax imposed under federal, state or local law) as a result of any compensation and benefits received under the Employment Agreement in connection with a change in control, the Company will pay to Mr. Hosler an additional amount such that the net amount retained by him, after the payment of such excise taxes (and any additional income tax resulting from such payment by the Company), equals the amount he would have received but for the imposition of such taxes.

       The Employment Agreement further provides that in the event Mr. Hosler's employment is terminated for Cause or without Good Reason prior to a "Change in Control," as defined in the Employment Agreement, Mr. Hosler may not, for a period of twelve months after the date of termination, without the prior written consent of the Company's Board of Directors, become an officer, director or a shareholder or equity owner of 4.9% or more of any entity engaged in the property and casualty insurance business with its corporate headquarters located within fifty miles of Lancaster, Pennsylvania. In addition, during Mr. Hosler's employment and for a period of 12 months following the termination of his employment, except following a Change in Control, Mr. Hosler may not solicit, endeavor to entice away from the Company, its subsidiaries or affiliates, or otherwise interfere with the relationship of the Company or its subsidiaries or affiliates with any person who is, or was within the then most recent 12-month period, an employee or associate of the Company or any of its subsidiaries or affiliates.

       Other Named Executive Officers.  As of June 1, 1996,
Mr. Mark J. Keyser, Steven D. Dyer, Scott A. Orndorff and
Donald W. Manley entered into Employment Agreements with the Company and CIMI. The Employment Agreements have an initial three-year term and provide for automatic annual one-year extensions commencing on June 1, 1997 and continuing on each June 1 thereafter. Under the Employment Agreements,
Messrs. Keyser, Dyer, Orndorff and Manley are entitled to receive annual base salaries of not less than $106,080, $87,200, $94,000 and $86,400, respectively.

       In the event the Company terminates an Executive Officer's employment for "Cause," as defined in the Employment Agreement, the executive would be entitled to receive his accrued but unpaid base salary and an amount for all accumulated but unused leave time.

       In the event the Company terminates an Executive Officer's employment without Cause, the Executive Officer would be entitled to receive an amount equal to the greater of (i) his highest base salary received during one of the two years immediately preceding the year in which he is terminated, or (ii) his base salary in effect immediately prior to his termination for the two-year period, beginning with the date of termination. In addition, the Executive Officer would be entitled to continuation, for two years, of (i) an amount equal to the higher of the aggregate bonuses paid to him in one of the two years immediately preceding the year in which he is terminated and (ii) an amount equal to the sum of the highest annual contribution made on his behalf (other than his own salary reduction contributions) to each of the Company's tax qualified and non-qualified defined contribution plans (as such term is defined in Section 3(35) of ERISA), in the year in which he is terminated or in one of the two years immediately preceding such year. The Executive Officer would also be entitled to certain retirement, health and welfare benefits.

       In the event the Executive Officer terminates his employment with the Company with "Good Reason," as defined in the Employment Agreement, the Executive Officer would be entitled to receive the same amounts and benefits he would receive if terminated without Cause. In the event the Executive Officer terminates his employment with the Company without Good Reason, the Executive Officer would be entitled to receive his accrued but unpaid base salary and an amount for all accumulated but unused leave time.

       In the event of the Executive Officer's death or disability during the term of the Employment Agreement, the Executive
Officer and his eligible dependents or his spouse and her eligible dependents, as the case may be, would be entitled to receive certain cash amounts and certain health and welfare benefits.

       In the event that the Executive Officer is required to pay any excise tax imposed under Section 4999 of the Code (or any similar tax imposed under federal, state or local law) as a result of any compensation and benefits received under his Employment Agreement in connection with a change in control, the Company will pay to the Executive Officer an additional amount such that the net amount retained by him, after the payment of such excise taxes (and any additional tax resulting from such payment by the Company), equals the amount he would have received but for the imposition of such taxes.

       The Employment Agreement for each Executive Officer further provides that in the event the Executive Officer's employment is terminated for Cause or he voluntarily terminates his employment prior to a "Change in Control," as defined in the Employment Agreement, the Executive Officer may not for a period of twelve months after the date of termination, without the prior written consent of the Company's Board of Directors, become an officer, director or a shareholder or equity owner of 4.9% or more of any entity engaged in the property and casualty insurance business with its corporate headquarters located within fifty miles of Lancaster, Pennsylvania. In addition, during the Executive Officer's employment and for a period of 12 months following the termination of his employment, except following a Change in Control, the Executive Officer may not solicit, endeavor to entice away from the Company, its subsidiaries or affiliates, or otherwise interfere with the relationship of the Company or its subsidiaries or affiliates with any person who is, or was within the most recent 12-month period, an employee or associate of the Company or any of its subsidiaries or affiliates.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

       The following table sets forth information regarding the number of shares of Common Stock owned by each of the directors and the named executive officers of the Company, including each such person's associates, and by all directors, and the named executive officers as a group.

                                                Total
         Name                                 Shares(1)

James W. Appel                                 1,400
John E. Barry                                  2,000
Luther R. Campbell, Jr.                        2,800
M. Scott Clemens                               8,500
David E. Hosler                               40,000
Mark J. Keyser                                10,000
Richard B. Neiley, Jr.                         2,000
Scott A. Orndorff                             10,000
G. Arthur Weaver                               3,500
Robert L. Wechter                                500
                                              ------
  Total                                       80,700
____________
(1) Does not include shares that could be allocated to participants in the ESOP, under which officers and other employees will be allocated, in the aggregate, 10% of the Common Stock issued in the Conversion.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                        PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

       (a)   1.     Financial Statements.

                    The following combined financial statements are included by reference in Part II, Item 8 hereof:

                           Report of Independent Accountants

                           Combined Balance Sheets.

                           Combined Statements of Income.

                           Combined Statements of Changes in Surplus.

                           Combined Statements of Cash Flows.

                           Notes to Combined Financial Statements.

             2.     Financial Statement Schedules.

                    The following financial statement schedules are included in Part II, Item 8 hereof:

                           Schedule I - Summary of Investments - Other than Investments in Related Parties

                           Schedule IV - Reinsurance

                           Schedule VI - Supplemental Information
                           Concerning Property and Casualty Insurance
                           Operations

             3.     Exhibits.

Number       Title

 2.1 Joint Plan of Conversion, dated as of May 31, 1996, as amended and restated July 19, 1996, of Old Guard Mutual Insurance Group, Old Guard Mutual Fire Insurance Company and Goschenhoppen-Home Mutual Insurance Company (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

 3.1         Articles of Incorporation of Old Guard Group, Inc.
             (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

 3.2 Bylaws of Old Guard Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 333-12779 on Form S-1)

 4.1 Form of certificate evidencing shares of Old Guard Group, Inc. (Incorporated herein by reference to Exhibit 1 to the Registration Statement on Form 8-A (File No. 000-21611) of Old Guard Group, Inc.)

10.1         Old Guard Group, Inc. - Management Recognition Plan*
             (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

10.2 Old Guard Group, Inc. - 1996 Stock Compensation Plan* (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

10.3 Old Guard Group, Inc. - Employee Stock Ownership Plan* (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

10.4 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and David E. Hosler* (Incorporated by reference to
             Exhibit 10.4 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.5 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Mark J. Keyser* (Incorporated by reference to
             Exhibit 10.5 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.6 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Steven D. Dyer* (Incorporated by reference to
             Exhibit 10.6 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.7 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Scott A. Orndorff* (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.8 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Donald W. Manley* (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.9 Proportional Reinsurance Agreement for the year 1996, dated January 1, 1996, between Old Guard Insurance Company, Old Guard Fire Insurance Company and Goschenhoppen-Home Insurance Company.* (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.10 Property and Casualty Quota Share Reinsurance Agreement, between Old Guard Insurance Company, Old Guard Fire Insurance Company, Goschenhoppen-Home Insurance Company, Neffsville Mutual Fire Insurance Company and American Re-Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 333-12779 on Form S-1)

21           List of Subsidiaries of Old Guard Group, Inc.

27           Financial Data Schedule

________
*      Denotes a compensatory plan, contract or arrangement.

       (b)   Reports on Form 8-K.

             None.

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OLD GUARD GROUP, INC.
                                               (Registrant)

March 31, 1996                          By   /s/ David E. Hosler
                                               David E. Hosler, Chairman,
                                               President and Chief
                                               Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature               Title

/s/ James W. Appel            Director             March 27, 1997
James W. Appel

/s/ John E. Barry             Director             March 27, 1997
John E. Barry

/s/ Luther R. Campbell, Jr.   Director             March 27, 1997
Luther R. Campbell, Jr.

/s/ M. Scott Clemens          Director             March 27, 1997
M. Scott Clemens

/s/ David E. Hosler           Chairman of Board    March 31, 1997
David E. Hosler               and Director

/s/ Richard B. Neiley, Jr.    Director             March 31, 1997
Richard B. Neiley, Jr.

/s/ G. Arthur Weaver          Director             March 27, 1997
G. Arthur Weaver

                              Director             March 31, 1997
Robert L. Wechter

/s/ Mark J. Keyser            Chief Financial      March 31, 1997
Mark J. Keyser                Officer and
                              Treasurer
                              (Principal)
                              Financial Officer

                                     EXHIBIT INDEX

Number       Title

 2.1 Joint Plan of Conversion, dated as of May 31, 1996, as amended and restated July 19, 1996, of Old Guard Mutual Insurance Group, Old Guard Mutual Fire Insurance Company and Goschenhoppen-Home Mutual Insurance Company (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

 3.1         Articles of Incorporation of Old Guard Group, Inc.
             (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

 3.2 Bylaws of Old Guard Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 333-12779 on Form S-1)

 4.1 Form of certificate evidencing shares of Old Guard Group, Inc. (Incorporated herein by reference to Exhibit 1 to the Registration Statement on Form 8-A (File No. 000-21611) of Old Guard Group, Inc.)

10.1         Old Guard Group, Inc. - Management Recognition Plan*
             (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

10.2 Old Guard Group, Inc. - 1996 Stock Compensation Plan* (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

10.3 Old Guard Group, Inc. - Employee Stock Ownership Plan* (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 333-12779 on
             Form S-1)

10.4 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and David E. Hosler* (Incorporated by reference to
             Exhibit 10.4 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.5 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Mark J. Keyser* (Incorporated by reference to
             Exhibit 10.5 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.6 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Steven D. Dyer* (Incorporated by reference to
             Exhibit 10.6 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.7 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Scott A. Orndorff* (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.8 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Donald W. Manley* (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.9 Proportional Reinsurance Agreement for the year 1996, dated January 1, 1996, between Old Guard Insurance Company, Old Guard Fire Insurance Company and Goschenhoppen-Home Insurance Company.* (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.10 Property and Casualty Quota Share Reinsurance Agreement, between Old Guard Insurance Company, Old Guard Fire Insurance Company, Goschenhoppen-Home Insurance Company, Neffsville Mutual Fire Insurance Company and American Re-Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 333-12779 on Form S-1)

21           List of Subsidiaries of Old Guard Group, Inc.

27           Financial Data Schedule

________
*      Denotes a compensatory plan, contract or arrangement.