Form 10-Q
period 1997-03-31
OLD GUARD GROUP INC
filed 1997-05-15
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549


                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


         0-16533
(Commission File Number)

                      OLD GUARD GROUP, INC.
     (Exact Name of Registrant as Specified in its Charter)

      PENNSYLVANIA                              23-2852984
(State of Incorporation)                 (IRS Employer ID Number)

     2929 Lititz Pike, Lancaster, PA                      17601
(Address of Principal Executive Offices)               (Zip Code)

                         (717) 569-5361
                 (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ___

        Number of Shares Outstanding as of April 30, 1997

COMMON STOCK (No Par Value)                        4,204,910
          (Title of Class)                   (Outstanding Shares)

                      OLD GUARD GROUP, INC.

                            FORM 10-Q

              For the Quarter Ended March 31, 1997


                            Contents


PART I - FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of                1
               March 31, 1997 and December 31, 1996
          Consolidated Statements of Income for the        3
               Quarters Ended March 31, 1997 and 1996
          Consolidated Statements of Shareholders'         4
               Equity for the Quarter Ended
               March 31, 1997
          Consolidated Statements of Cash Flows            6
               for the Quarters Ended
               March 31, 1997 and 1996
          Notes to Consolidated Financial Statements       9

Item 2.   Management's Discussion and Analysis of         10
               Financial Condition and Results of
               Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                               II

Item 2.   Changes in Securities                           II

Item 3.   Defaults upon Senior Securities                 II

Item 4.   Submission of Matters to a Note of              II
               Security Holders

Item 5.   Other Information                               II

Item 6.   Exhibits and Reports on Form 8-K                II

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                      As of          As of
                                                     March 31,    December 31,
                                                       1997           1996
Assets:

Investments:
  Fixed income securities, available for sale,
    at fair value                                  $ 86,574,495   $ 69,905,076
  Preferred stocks, available for sale, at
    fair value                                        4,484,763      5,281,426
  Common stocks, available for sale, at fair
    value                                             9,623,225      7,094,752
  Other invested assets                               1,389,811      1,849,811

      Total investments                             102,072,294     84,131,065

Cash and cash equivalents                            21,104,764      5,668,369
Premiums receivable                                   7,455,987      6,373,236
Reinsurance recoverables and unearned premiums       18,620,930     22,601,333
Deferred policy acquisition costs, net                6,302,602      5,603,343
Accrued investment income                             1,430,333      1,014,601
Deferred income taxes, net                            2,392,244      2,132,600
Property and equipment, net                           8,329,371      6,535,789
Receivable from affiliate                               882,506        258,430
Issuance costs                                                         958,484
Goodwill                                                813,381
Other assets                                          1,801,993      2,184,747

      Total assets                                 $171,206,405   $137,461,997


Liabilities:
  Reserve for losses and loss adjustment expenses  $ 51,203,873   $ 55,371,077
  Unearned premiums                                  35,037,944     34,377,756
  Accrued expenses                                    1,944,030      2,744,165
  Capital lease obligations                           1,349,114      1,521,443
  ESOP liability                                      4,034,508
  Long-term debt                                      1,100,000
  Subordinated debt                                                  1,500,000
  Other liabilities                                   2,316,447      2,936,637

      Total liabilities                              96,985,916     98,451,078

Minority Interest                                       666,686

Shareholders' Equity:
  Preferred stock (5,000,000 shares authorized;
    0 issued and outstanding)
  Common stock (15,000,000 shares authorized;
    4,204,910 shares issued and outstanding,
    no par)                                          38,377,855
  Additional paid-in capital                              8,568
  Deferred ESOP expense                              (4,034,510)
  Retained Earnings                                  38,114,069     36,985,415
  Net unrealized investment gains,
    net of deferred income taxes                      1,087,821      2,025,504

      Total shareholders' equity                     73,553,803     39,010,919

      Total liabilities and shareholders' equity   $171,206,405   $137,461,997


     The accompanying notes are an integral part of the interim consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                        For the        For the
                                     Quarter Ended  Quarter Ended
                                        March 31,      March 31,
                                          1997           1996
Revenue:
  Net premiums written                $16,752,561    $ 6,093,075
  Change in unearned premiums          (2,045,615)     7,225,529

  Net premiums earned                  14,706,946     13,318,604

  Investment income, net of
    expenses                            1,353,633      1,194,317
  Net realized investment gains           467,258        359,362
  Other revenue                            88,890         60,238

      Total revenue                    16,616,727     14,932,521

Expenses:
  Losses and loss adjustment
    expenses incurred                   8,885,227     15,171,466
  Operating expenses                    5,973,682      4,577,740

      Total expenses                   14,858,909     19,749,206

Income (loss) before minority
  interest and provision for
  income tax                            1,757,818     (4,816,685)

Minority interest in earnings of
  consolidated subsidiary                 (10,274)

Income (loss) before provision for
  income tax                            1,747,544     (4,816,685)

Income tax expense (benefit)              618,890     (1,669,060)

Net income (loss)                     $ 1,128,654    ($3,147,625)

Earnings per share                            .29           (.79)


     The accompanying notes are an integral part of the interim consolidated financial statements.

                  OLD GUARD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE QUARTER ENDED MARCH 31, 1997
                                (Unaudited)

                                                                                                Net
                                                                                             Unrealized
                                                                                             Investment
                                                      Additional   Deferred                  Gains, Net
                                  Common Stock         Paid-In       ESOP      Retained      of Deferred
                              Shares       Amount      Capital     Expense     Earnings     Income Taxes     Total

Balance, January 1, 1997            0    $         0  $     0      $        0  $36,985,415  $2,025,504     $39,010,919

Net income                                                                       1,128,654                   1,128,654

Issuance of common stock,
  net of issuance costs     4,204,910     38,377,855                                                        38,377,855

Deferral of ESOP expense                                           (4,054,910)                              (4,054,910)

Accrued stock-based
  compensation                                          8,568          20,400                                   28,968

Decrease in net
  unrealized investment
  gains, net                                                                                  (937,683)       (937,683)

Balance, March 31, 1997     4,204,910    $38,377,855   $8,568     ($4,034,510) $38,114,069  $1,087,821     $73,553,803


     The accompanying notes are an integral part of the interim consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

[CAPTION]

                                                                                 For the         For the
                                                                                 Quarter         Quarter
                                                                                  Ended           Ended
                                                                                 March 31,       March 31,
                                                                                    1997           1996
Cash flows from operating activities:
  Net income (loss)                                                            $ 1,128,654     ($3,147,625)

  Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Depreciation and amortization                                                359,384          245,852
      Net realized investment gains                                               (467,258)        (359,362)
      Deferred income tax provision (benefit)                                      257,556         (691,360)
      Other                                                                         39,242           (3,300)
      (Increase) decrease in assets:
        Premiums receivable                                                       (265,881)         139,810
        Reinsurance recoverables and unearned premiums                           6,123,098      (16,305,800)
        Deferred policy acquisition costs                                         (503,143)       2,419,217
        Accrued investment income                                                 (397,653)         (82,626)
        Other assets                                                               403,186         (968,607)
        Receivable from affiliates                                                (612,576)        (840,898)
      Increase (decrease) in liabilities:
        Reserve for losses and loss adjustment expenses                         (6,361,832)      14,380,659
        Unearned premiums                                                         (807,208)        (786,298)
        Accrued expenses                                                          (896,020)      (2,061,808)
        Other liabilities                                                          912,935          285,306

    Net cash used by operating activities                                       (1,087,516)      (7,776,840)

Cash flows from investing activities:
  Cost of purchases of fixed income securities                                 (20,872,384)      (6,520,725)
  Proceeds from sales of fixed income securities                                 3,864,606        9,759,834
  Proceeds from maturities of fixed income securities                                             1,200,000
  Cost of equity securities acquired                                            (3,917,605)      (1,314,772)
  Proceeds from sales of equity securities                                       2,447,578        1,370,413
  Change in receivable/payable for securities                                                      (423,768)
  Cost of purchases of other invested assets                                      (140,000)        (261,095)
  Proceeds from sales of other invested assets                                     624,442
  FDIC acquisition, net of cash acquired                                          (626,175)
  Cost of purchases of property and equipment                                   (2,050,159)        (194,770)
  Proceeds from sales of property and equipment                                                       3,300

    Net cash provided (used) by investing activities                           (20,669,697)       3,618,417

Cash flows from financing activities:
  Proceeds from sale of stock                                                   37,836,339
  Repayment of bank loan                                                        (1,550,000)
  Proceeds from mortgage loan                                                    1,100,000
  Payments on principal of capital lease or bank loan                             (192,731)        (52,054)

    Net cash provided (used) by financing activities                            37,193,608         (52,054)

    Net increase (decrease) in cash and cash equivalents                        15,436,395      (4,210,477)

Cash and cash equivalents at beginning of period                                 5,668,369       8,153,125

Cash and cash equivalents at end of period                                     $21,104,764     $ 3,942,648


     The accompanying notes are an integral part of the interim consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                           (Unaudited)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     The consolidated financial statements include the accounts of Old Guard Group, Inc. (the "Company) and its wholly-owned subsidiaries Old Guard Insurance Company, Old Guard Fire Insurance Company, Goschenhoppen-Home Insurance Company and Old Guard Investment Holding Company ("OGIHC") and its wholly-owned subsidiaries Commonwealth Insurance Managers, Inc. and
2929 Service Corporation and OGIHC's 80% owned subsidiary First Delaware Insurance Company ("FDIC").

     The Company is a regional insurance holding company which on February 11, 1997 completed an initial public offering whereby it raised $38.4 million, net of issuance costs of $3.7 million, in exchange for 4.2 million shares of no par common stock. Concurrent with the public offering and in accordance with a plan of demutualization, Old Guard Insurance Company, Old Guard Fire Insurance Company and Goschenhoppen-Home Insurance Company (collectively "Insurance Companies") were converted from mutual to stock insurance companies and issued shares of common stock to the Company in exchange for $16.0 million. As a result of the demutualization, the Insurance Companies are wholly-owned subsidiaries of the Company.

     Effective January 1, 1997, OGIHC acquired 80% of the outstanding common stock of FDIC for $3.3 million. Proforma results for the first quarter of 1996, including FDIC as if it had been owned during that period are as follows:

          Total revenue                          $15,344,000
          Loss before provision for income tax   $(4,809,000)
          Net loss                               $(3,145,000)
          Earnings per share                     $     (0.79)


     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

     These consolidated financial statements should be read in conjunction with the combined financial statements and notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

3.   Earnings Per Share

     Earnings per share were calculated by dividing net income per share by the weighted average number of common shares outstanding. The number of shares outstanding used to calculate earnings per share was 3,957,995 for the quarter ended March 31, 1997 which includes the shares issued in the initial public offering as if it took place on January 1, 1997, less encumbered ESOP shares, plus shares expected to be issued, subject to shareholder approval, as stock compensation. For the quarter ended March 31, 1996, the number of shares used to calculate earnings per share was 3,957,610 and is based upon the assumption that the initial public offering took place on January 1, 1996.

4.   Supplemental Cash Flow Disclosure

     Interest paid for the quarters ended March 31, 1997 and 1996 was $112,941 and $11,068, respectively. Net income taxes received for the quarters ended March 31, 1997 and 1996 was $16,523 and $45,843, respectively. Non-cash transactions for the quarter ended March 31, 1997 included the satisfaction of $1,500,000 of subordinated debt through the issuance of 150,000 common shares.

5.   New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (F.A.S. 128), Earnings Per Share. F.A.S. 128 specifies the computation, presentation and disclosure requirements for earnings per share. F.A.S. 128 is effective for financial statements ending after December 15, 1997; earlier adoption is not permitted. Management is currently evaluating the impact, if any, of the adoption of F.A.S. 128 on its earnings per share calculations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Period Ended March 31, 1997 Compared to the Period Ended
March 31, 1996

     Premiums. The Company increased direct premium writings $1,363,000 or 7.4% in the first quarter of 1997 as compared to the first quarter of 1996. This increase in direct premiums written was attributable to the acquisition of FDIC as of January 1, 1997 which contributed $891,000 to the increase, homeowners and personal automobile direct premiums which increased $258,000, and farmowners direct premiums which increased by $319,000, offset by small decreases in property and workers' compensation lines of business.

     Premiums ceded to reinsurers decreased $9.0 million to $3.9 million for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The decrease in premiums ceded was primarily attributable to the effects of instituting a 20% quota share reinsurance treaty effective January 1, 1996 and effective January 1, 1997 reducing the quota share reinsurance treaty to 15% and canceling the company's surplus reinsurance treaty. The aggregate change in ceded premiums written under these two reinsurance treaties was a decrease of $10.7 million. This decrease of $10.7 million is offset by increases in ceded premiums attributable to the increase in direct writings, the acquisition of FDIC and additional ceded premiums under the Company's property excess of loss reinsurance treaties as a result of the cancellation of the surplus reinsurance.

     Net premiums written increased $10.7 million, or 175.0%, for the quarter ended March 31, 1997 to $16.8 million from $6.1 million in 1996. For the same comparative periods, net premiums earned increased by $1.4 million, or 10.4%, to $14.7 million from $13.3 million. The increases in net premiums written and net premiums earned were directly attributable to the effects of the changes instituted in the Company's reinsurance program and increases in direct premiums written as previously discussed.

     Net Investment Income. Cash and invested assets increased $33.4 million, or 37.2%, to $123.2 million on March 31, 1997 from $89.8 million on December 31, 1996 primarily as a result of the $34.4 million net proceeds from the Company's initial public offering on February 11, 1997 and mitigated by the $1.4 million gross unrealized capital loss in the first quarter of 1997 on investments carried at fair value. For the quarter ended
March 31, 1997 the yield on average cash and invested assets was 5.5% compared to 5.0% for the comparable period in 1996. The result of these changes was that net investment income increased $160,000, or 13.4%, to $1.4 million for the quarter ended
March 31, 1997 from $1.2 million in the first quarter of 1996.

     Net Realized Investment Gains. Net realized investment gains were $467,000 for the first quarter of 1997 compared to $360,000 in 1996.

     Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred decreased by $6.3 million, or 41.4%, to $8.9 million for the quarter ended March 31, 1997 from $15.2 million in 1996. Losses and loss adjustment expenses were higher in 1996 due to substantial numbers of insurance claims arising out of abnormally severe winter storms during January, 1996. Net catastrophic losses arising directly out of these storms amounted to $3.5 million. In addition, non-storm related losses and loss adjustment expenses were $2.8 million higher in 1996 compared to 1995 primarily because of increases in winter, fire, and wind related claims.

     Loss and loss adjustment expenses were 60.4% of net premiums earned for the quarter ended March 31, 1997 compared to 113.9% in 1996. The impact of the catastrophic losses and non-storm related losses and loss adjustment expenses on the loss ratio was
26.2 and 21.0 percentage points, respectively, in 1996.

     Operating and Underwriting Expenses. Operating and underwriting expenses increased by $1.4 million, or 30.7%, for the quarter ended March 31, 1997 to $6.0 million from $4.6 million for 1996. The increase is entirely the result of less commission income from reinsurance in 1997 and more ceded commission income in 1996 as a result of the reinsurance changes discussed previously.

     Federal Income Tax Expense. Federal income tax (benefit) as a percentage of pre-tax income or loss was 35.4% and (34.6%) for the quarters ended March 31, 1997 and 1996, respectively. The higher effective tax rate in 1997 is the result of additional state income taxes.

     Underwriting Results. For the quarter ended March 31, 1997 the Company had a combined ratio of 101.0% compared to a combined ratio of 148.2% for the first quarter of 1996. The 47.2 percentage point decrease in the combined ratio can be attributed to the unusually mild winter in the first quarter of 1997 and severe winter storms in the Company's territory in 1996.

     New Accounting Pronouncement. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (F.A.S. 128), Earnings Per Share. F.A.S. 128 specifies the computation, presentation and disclosure requirements for earnings per share. F.A.S. 128 is effective for financial statements ending after December 15, 1997; earlier adoption is not permitted. Management is currently evaluating the impact, if any, of the adoption of F.A.S. 128 on its earnings per share calculations.

                   PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - Two separate lawsuits were filed during the quarter ended March 31, 1997 challenging, among other things, the constitutionality of the Pennsylvania law pursuant to which the Insurance Companies converted from mutual to stock form and certain procedural aspects of the conversion transaction completed by the Insurance Companies. A detailed description of these lawsuits is contained in the Report on Form 8-K filed on February 13, 1997.

ITEM 2.   Change in Securities - None

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders -
          None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          Report on Form 8-K was filed on February 13, 1997 under
          "Item 5.  Other Events" of such form.

          Exhibit 27 - Financial Data Schedule

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OLD GUARD GROUP, INC.



Date:  May 14, 1997           /s/ Mark J. Keyser
                              Chief Financial Officer and
                              Treasurer (principal financial
                              officer and principal accounting
                              officer)