Form 10-Q
period 1997-06-30
OLD GUARD GROUP INC
filed 1997-08-14
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 1997 or

[  ] Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

                             0-16533
                    (Commission File Number)

                      Old Guard Group, Inc.
     (Exact Name of Registrant as Specified in its Charter)

     Pennsylvania                       23-2852984
(State of Incorporation)           (IRS Employer ID Number)

         2929 Lititz Pike, Lancaster, PA           17604
(Address of Principal Executive Offices)          (Zip Code)

                          717-569-5361
                (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Number of Shares Outstanding as of April 30, 1997:

Common Stock (No Par Value)                  4,204,910
     (Title of Class)                   (Outstanding Shares)

                      OLD GUARD GROUP, INC.

                            Form 10-Q

               For the Quarter Ended June 30, 1997

                            Contents


Part I    -    FINANCIAL INFORMATION                   Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996          3
          Consolidated Statements of Income for the
               Three Months Ended June 30, 1997 and 1996 4 Consolidated Statements of Income for the
               Six Months Ended June 30, 1997 and 1996 5 Consolidated Statements of Shareholders'
               Equity for the Six Months Ended
               June 30, 1997                                6
          Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1997
               and 1996                                     7
          Notes to Consolidated Financial Statements        8

Item 2.   Management Discussion and Analysis of
          Financial Condition and Results of Operations     10

PART II  -     OTHER INFORMATION

Item 1.        Legal Proceedings                            12

Item 2.        Change in Securities                         12

Item 3.        Defaults upon Senior Securities              12

Item 4.        Submission of Matters to a Vote of
               Security Holders                             12

Item 5.        Other Information                            12

Item 6.        Exhibits and Reports on Form 8 - K           12

             OLD GUARD GROUP, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                           (Unaudited)

                                                                        As of                  As of
                                                                   June 30, 1997        December 31, 1996
ASSETS
Investments:
  Fixed income securities, available for sale, at fair value         $ 90,766,149           $  69,905,076
  Preferred stocks, available for sale, at fair value                   4,686,128               5,281,426
  Common stocks, available for sale, at fair value                     11,403,319               7,094,752
  Other invested assets                                                 3,952,173               1,849,811

     Total investments                                                110,807,769              84,131,065

  Cash and cash equivalents                                            16,276,426               5,668,369
  Premiums receivable                                                   8,932,023               6,373,236
  Reinsurance recoverables and unearned premiums                       22,099,745              22,601,333
  Deferred policy acquisition costs, net                                6,743,506               5,603,343
  Accrued investment income                                             1,309,079               1,014,601
  Deferred income taxes, net                                            1,154,968               2,132,600
  Property and equipment, net                                           8,750,333               6,535,789
  Receivable from affiliates                                            1,456,569                 258,430
  Issuance costs                                                                -                 958,484
  Goodwill                                                                799,595                       -
  Other assets                                                          2,052,712               2,184,747

       Total assets                                                   180,382,725             137,461,997
                                                                     ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Losses and loss adjustment expenses                                  55,348,130              55,371,077
  Unearned premiums                                                    37,839,703              34,377,756
  Accrued expenses                                                      1,993,728               2,744,165
  Capital lease obligations                                             1,170,010               1,521,443
  ESOP liability                                                        3,870,529                       -
  Long-term debt                                                        1,080,444                       -
  Subordinated debt                                                             -               1,500,000
  Other liabilities                                                     1,869,957               2,936,637

  Total liabilities                                                   103,172,501              98,451,078

Minority Interest                                                         671,187                       -

Shareholders' Equity:
  Preferred stock (5,000,000 shares authorized;
     0 issued and outstanding)                                                  -                       -
  Common Stock (15,000,000 shares authorized; 4,204,910
     shares issued and outstanding, no par)                             38,368,524                      -
  Additional paid-in capital                                                35,793                      -
  Deferred ESOP expense                                                 (3,970,669)                     -
  Retained earnings                                                     39,038,329             36,985,415
  Net unrealized investment gains, net of deferred income taxes          3,067,060              2,025,504

    Total shareholders' equity                                          76,539,037             39,010,919

    Total liabilities and shareholders' equity                       $ 180,382,725           $137,461,997
                                                                     =============           ============

The accompanying notes are an integral part of the financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Income
                           (Unaudited)

                                                      For the Three               For the Three
                                                      Months Ended                Months Ended
                                                      June 30, 1997               June 30, 1996
Revenue:
   Net premiums written                               $   18,061,209              $   14,260,834
   Change in unearned premiums                            (2,260,382)                 (1,273,189)

   Net premiums earned                                     5,800,827                  12,987,645

   Investment income, net of expenses                      1,560,761                   1,238,220
   Net realized investment gains                             415,829                     336,033
   Other revenue                                             142,800                     200,149

   Total revenue                                          17,920,217                  14,762,047

Expenses:
   Losses and loss adjustment expenses incurred           10,046,229                  10,477,026
   Operating expenses                                      6,150,051                   3,966,081
   Interest                                                  159,352                     105,974

   Total expenses                                         16,355,632                  14,549,081

Income before minority interest
  and provision for income tax                             1,564,585                     212,966

Minority interest in earnings of
  consolidated subsidiary                                     (4,501)                          -

Income before provision for income tax                     1,560,084                     212,966

Income tax expense                                           635,824                      26,456

Net income                                            $      924,260              $      186,510
                                                      ==============              ==============

Earnings per share                                              0.23                        0.05


Weighted Average
  number of shares outstanding                        $    3,962,856              $    3,957,610

The accompanying notes are an integral part of the financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Income
                           (Unaudited)

                                                 For the Six              For the Six
                                                 Months Ended            Months Ended
                                                June 30, 1997            June 30, 1996
Revenue:
  Net premiums written                          $  34,813,770            $  20,353,909
  Change in unearned premiums                      (4,305,997)               5,952,340

  Net premiums earned                              30,507,773               26,306,249

  Investment income, net of expenses                2,933,997                2,482,481
  Net realized investment gains                       883,087                  695,395
  Other revenue                                       231,690                  260,387

  Total revenue                                    34,556,547               29,744,512

Expenses:
  Losses and loss adjustment expenses incurred     18,931,456               25,648,492
  Operating expenses                               12,006,807                8,532,753
  Interest                                            295,881                  166,986

  Total expenses                                   31,234,144               34,348,231

Income (loss) before minority interest
  and provision for income tax                      3,322,403               (4,603,719)

Minority interest in earnings of
  consolidated subsidiary                             (14,775)                       -

Income (loss) before provision for income tax       3,307,628               (4,603,719)

Income tax expense (benefit)                        1,254,714               (1,642,604)

Net income (loss)                              $    2,052,914            $  (2,961,115)
                                               ==============            ==============

Earnings per share                                       0.52                    (0.75)

Weighted Average
  number of shares outstanding                 $    3,960,426            $   3,957,610


The accompanying notes are an integral part of the financial statements.

                  OLD GUARD GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                                (Unaudited)


                                                                                            Net Unrealized
                                                    Additional    Deferred                   Investment Gains,
                                   Common Stock       Paid-In      ESOP          Retained     Net of Deferred
                               Shares       Amount    Capital     Expense        Earnings      Income Taxes       Total
Balance, January 1, 1997            0           $0        $0          $0        $36,985,415      $2,025,504     $39,010,919

Net income                          -            -         -            -         2,052,914               -       2,052,914

Issuance of common stock,
  net of insurance costs    4,204,910    38,368,524        -            -                                 -      38,368,524

Deferral of ESOP expense            -             -        -    (4,054,910)               -               -      (4,054,910)

Accrued stock-based
  compensation                      -             -   35,793        84,241                -               -         120,034

Increase in net
  unrealized investment
  gains, net                        -             -        -            -                -       1,041,556       1,041,556

Balance, June 30, 1997      4,204,910   $38,368,524  $35,793   $(3,970,669)    $39,038,329      $3,067,060     $76,539,037

The accompanying notes are an integral part of the financial statements.

                OLD GUARD GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                                 For the Six       For the Six
                                                                                Months Ended       Months Ended
                                                                               June 30, 1997      June 30, 1996

Cash flows from operating activities:
   Net income (loss)                                                           $  2,052,914        $(2,961,115)

   Adjustments to reconcile net income (loss) to
      net cash from operating activities:
            Depreciation and amortization                                            711,485           471,223
            Net realized investment gains                                           (883,087)         (695,395)
            Deferred income tax provision (benefit)                                  475,164        (1,011,989)
            Other                                                                    134,809           (11,400)
            (Increase) decrease assets:
                  Premiums receivable                                             (1,741,917)         (927,973)
                  Reinsurance recoverables and unearned premiums                   2,644,283       (10,758,190)
                  Deferred policy acquisition costs                                 (944,047)        1,272,268
                  Accrued investment income                                         (276,399)           34,738
                  Other assets                                                       152,467          (674,414)
                  Receivable from affiliates                                      (1,186,639)       (1,294,184)
           Increase (decrease) in liabilities:
                  Losses and loss adjustment expenses                             (2,217,575)        6,849,775
                  Unearned premiums                                                1,994,551         1,077,891
                  Accrued expenses                                                  (846,322)       (1,537,885)
                  Other liabilities                                                  466,445           668,750

          Net cash provided (used) by operating activities                            536,132       (9,497,900)

Cash flows from investing activities:
   Cost of purchases of fixed income securities                                  (28,987,512)      (12,437,155)
   Proceeds from sales of fixed income securities                                  6,668,626        16,628,133
   Proceeds from maturities of fixed income securities                             2,470,000         1,500,000
   Cost of equity securities acquired                                             (4,795,895)       (2,349,873)
   Proceeds from sales of equity securities                                        3,320,106         5,098,272
   Change in receivable/payable for securities                                             -          (423,768)
   Cost of purchases of other invested assets                                     (2,640,000)         (309,076)
   Proceeds from sales of other invested assets                                      588,582                 -
   FDIC acquisition, net of cash acquired                                           (626,175)                -
   Cost of purchases of property and equipment                                    (2,747,445)         (456,905)
   Proceeds from sales of property and equipment                                           -            11,400

       Net cash provided (used) by investing activities                          (26,749,713)        7,261,028

Cash flows from financing activities:
   Proceeds from sale of stock                                                    33,772,098                 -
   Proceeds from ESOP loan                                                         3,954,770                 -
   Repayment of bank loan                                                         (1,569,556)                -
   Proceeds from mortgage loan                                                     1,100,000                 -
   Proceeds from capital lease funding                                                     -         1,154,751
   Payments on principal of capital lease or bank loan                              (435,674)         (105,289)

       Net cash provided by financing activities                                  36,821,638         1,049,462

       Net increase (decrease) in cash and cash equivalents                       10,608,057        (1,187,410)

Cash and cash equivalents at beginning of period                                   5,668,369         8,153,125

Cash and cash equivalents at end of period                                   $    16,276,426    $    6,965,715
                                                                             ===============    ==============

The accompanying notes are an integral part of the financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                           (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     The consolidated financial statements include the accounts of Old Guard Group, Inc. (the "Company") and its wholly-owned subsidiaries Old Guard Insurance Company, Old Guard Fire Insurance Company, Goschenhoppen-Home Insurance Company and Old Guard Investment Holding Company ("OGIHC") and its wholly-owned subsidiaries Commonwealth Insurance Managers, Inc. and 2929 Service Corporation and OGIHC's 80% owned subsidiary First Delaware Insurance Company ("FDIC").

     The Company is a regional insurance holding company that, on February 11, 1997, completed an initial public offering in which it raised $38.4 million, net of issuance costs of $3.7 million, in exchange for 4.2 million shares of no par common stock. Concurrent with the public offering and in accordance with a plan of demutualization, Old Guard Insurance Company, Old Guard Fire Insurance Company and Goschenhoppen-Home Insurance Company (collectively "Insurance Companies") were converted from mutual to stock insurance companies and issued shares of common stock to the Company in exchange for $16.0 million. As a result of the demutualization, the Insurance Companies are wholly-owned subsidiaries of the Company.

     Effective January 1, 1997, OGIHC acquired 80% of the outstanding common stock of FDIC for $3.3 million which included a capital infusion of $1.5 million. Pro forma results for the six months ended June 30, 1996, including FDIC as if it had been owned during that period and as if the Companies had converted to the stock form, are as follows:

     Total revenue                           $30,555,000
     Loss before provision for income tax    (4,483,000)
     Net loss                                (2,880,000)
     Earnings per share                            (.73)

2.   Acquisition

     The Company is working with the Board of Directors and management of New Castle Mutual Insurance Company ("New Castle") to convert New Castle to stock form and concurrently acquire 100% of the stock of that company. Subject to regulatory approvals, it is expected that this transaction will be completed in early 1998. Currently, the Company assumes certain insurance business from New Castle as a participant on its reinsurance program.

3.   Basis of Presentation

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

4.   Earnings Per Share

     Earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during each respective period. During 1997, shares outstanding include shares issued in the initial public offering as if it took place on January 1, 1997, less encumbered ESOP shares, plus shares expected to be issued, subject to shareholder approval, as stock compensation. For all periods of 1996 the number of shares used to calculate earnings per share was 3,957,610 based upon the assumption that the initial public offering took place on January 1, 1996.

5.   Supplemental Cash Flow Disclosure

     Interest paid for the six months ended June 30, 1997 and 1996 was $271,095 and $65,988, respectively. Net income taxes paid (recovered) for the six months ended June 30, 1997 and 1996 was $584,127 and $(45,843), respectively. Non-cash transactions for the six months ended June 30, 1997 included the satisfaction of $1,500,000 of subordinated debt through the issuance of 150,000 common shares.

6.    New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (F.A.S. 128), Earnings Per Share. F.A.S. 128 specifies the computation, presentation and disclosure requirements for earnings per share. F.A.S. 128 is effective for financial statements ending after December 15, 1997; earlier adoption is not permitted. Management does not expect the adoption of F.A.S. 128 to have a material impact on its earnings per share calculations.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     Premiums. Direct premiums written increased $2,290,000, or 10.8%, to $23,471,000 and $3,653,000, or 9.3%, to $43,166,000
during the three and six months ended June 30, 1997, respectively. This increase in direct premiums written was attributable to the acquisition of FDIC as of January 1, 1997 which added $1,083,000 and $1,974,000 during the three and six months ended June 30, 1997, respectively, and increases in personal automobile, commercial multi-peril, workers' compensation and farmowners premiums.

     Net premiums written increased $3,800,000, or 26.6%, for the three months ended June 30, 1997 to $18,061,000 and $14,460,000, or 71.0%, for the six months ended June 30, 1997 to $34,814,000. The increase in net premiums written was attributable to increases in direct premiums written and various changes to the Company's reinsurance program in 1997 and 1996 which lowered ceded premiums written in 1997 as compared to 1996. The changes included instituting a 20% quota-share reinsurance treaty effective January 1, 1996 and, effective January 1, 1997, reducing the quota-share reinsurance treaty to 15%. In addition, the Company canceled its surplus reinsurance treaty and increased its net retention on property losses to $250,000 from $150,000 effective January 1, 1997.

     Net premiums earned increased $2,813,000, or 21.7%, for the three months ended June 30, 1997 to $15,801,000 and $4,202,000, or 16.0%, for the six months ended June 30, 1997 to $30,508,000. The increases in net premiums earned were directly attributable to the effects of the changes instituted in the Company's reinsurance program, the acquisition of FDIC, increases in direct premiums written, as previously discussed, and limited assumptions of business from New Castle Mutual Insurance Company.


     Net Investment Income. Cash and invested assets increased $37,285,000, or 41.5 %, to $127,084,000 on June 30, 1997 from
$89,799,000 on December 31, 1996 primarily as a result of the $33,772,000 net proceeds from the Company's initial public offering on February 11, 1997, as well as a $1,578,000 gross unrealized capital gain in the six months ended June 30, 1997 on investments carried at fair value. For the six months ended June 30, 1997 the yield on average cash and invested assets was 5.2% compared to 5.4% for the comparable period of 1996. The result of these changes was that net investment income increased $323,000, or 26.1%, to $1,561,000 for the three months ended June 30, 1997 and $452,000, or 18.2%, to $2,934,000 for the six months ended June 30, 1997.

     Net Realized Investment Gains. Net realized investment gains were $416,000 and $883,000 for the three and six months ended June 30, 1997, respectively, compared to $336,000 and $695,000 for the three and six months ended June 30, 1996.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred decreased by $6,717,000, or 26.2%, to $18,931,000 for the six months ended June 30, 1997. Losses and loss adjustment expenses were higher in 1996 due to substantial numbers of insurance claims arising out of abnormally severe winter storms during January, 1996. Net catastrophic losses arising directly out of these storms amounted to approximately $3,500,000. In addition, non-storm related losses and loss adjustment expenses were approximately $2,800,000 higher in 1996 compared to 1995 primarily because of increases in winter, fire, and wind related claims.

     Loss and loss adjustment expenses were 63.6% and 80.7% of net premiums earned for the three months ended June 30, 1997 and 1996, respectively, and 62.1% and 97.5% for the six months ended June 30, 1997 and 1996, respectively. The impact of the catastrophic storms and non-storm related claims on the loss ratio was 23.9 percentage points for the six months ended June 30, 1996.

     Operating and Underwriting Expenses. Operating and underwriting expenses increased by $2,184,000, or 55.1%, and $3,474,000, or 40.7%, for the three and six months ended June 30, 1997, respectively. The increase is entirely the result of more ceded commission than normal in 1996 and less than normal ceded commission income in 1997 as a result of the reinsurance changes discussed previously.

     Federal Income Tax Expense. Federal income tax expense (benefit) as a percentage of pre-tax income or loss was 37.9% and (35.7%) for the six months ended June 30, 1997 and 1996, respectively, compared to the three and six months ended June 30, 1996. The higher effective tax rate in 1997 is the result of ESOP compensation expense and goodwill amortization that is not deductible for tax purposes.

     Underwriting Results. For the three and six months ended June 30, 1997 the Company had a combined ratio of 102.5% and 101.4%, respectively, compared to combined ratios of 111.2% and 129.9% for 1996. The decrease in the combined ratio for all periods can be attributed to the unusually mild winter in the early part of 1997 and severe winter storms in the Company's territory in 1996 offset by higher expenses as a result of the reduction in ceded commissions discussed above.

     New Accounting Pronouncement. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (F.A.S. 128), Earnings Per Share. F.A.S. 128 specifies the computation, presentation and disclosure requirement for earnings per share. F.A.S. 128 is effective for financial statements ending after December 15, 1997; earlier adoption is not permitted. Management does not expect the adoption of F.A.S. 128 to have a material impact on its earnings per share calculations.

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

ITEM 6.

     (A)  Exhibits

          3.1  Articles of Incorporation of Old Guard Group, Inc.
               (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-12779 on
               Form S-1).

          3.2 Bylaws of Old Guard Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's
               Registration Statement No. 333-12779 on Form S-1).

          27   Financial Data Schedule

     (B)  Reports on Form 8K  -  None

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OLD GUARD GROUP, INC.


Date:   August 14, 1997       /s/ Mark J. Keyser
                              Chief Financial Officer and
                              Treasurer (principal financial
                              officer and principal accounting
                              officer)

                          EXHIBIT INDEX

Description

3.1  Articles of Incorporation of Old Guard Group, Inc.
     (Incorporated by reference to Exhibit 3.1 to the Company's
     Registration Statement No. 333-12779 on Form S-1).

3.2 Bylaws of Old Guard Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
     No. 333-12779 on Form S-1).

27   Financial Data Schedule