Form 10-Q
period 1997-09-30
OLD GUARD GROUP INC
filed 1997-11-14
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, DC  20549

                                        Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

                                         0-16533
                                (Commission File Number)

                                   Old Guard Group, Inc.
                 (Exact Name of Registrant as Specified in its Charter)

       Pennsylvania                              23-2852984
(State of Incorporation)                 (IRS Employer ID Number)


2929 Lititz Pike, Lancaster, PA                    17604
(Address of Principal Executive Offices)        ( Zip Code)

                                       717-569-5361
                            (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ____.

       Number of Shares Outstanding as of October 31, 1997:

Common Stock (No Par Value)                   4,204,910
    (Title of Class)                     (Outstanding Shares)

                                  OLD GUARD GROUP, INC.

                                        Form 10-Q

For the Quarter Ended September 30, 1997

                                        Contents


Part I        -      FINANCIAL INFORMATION                        Page No.

Item 1.       Financial Statements

              Consolidated Balance Sheets as of
                     September 30, 1997 and December 31, 1996             3
              Consolidated Statements of Income for the
                     Three Months Ended September 30, 1997
                     and 1996                                             5
              Consolidated Statements of Income for the
                     Nine Months Ended September 30, 1997
                     and 1996                                             6
              Consolidated Statement of Shareholders'
                     Equity for the Nine Months Ended
                     September 30, 1997                                   7
              Consolidated Statements of Cash Flows for
                     the Nine Months Ended September 30, 1997
                     and 1996                                             8
              Notes to Consolidated Financial Statements                 10

Item 2.       Management Discussion and Analysis of Financial
              Condition    and Results of Operations                     12

PART II  -           OTHER INFORMATION

Item 1.       Legal Proceedings                                          16

Item 2.       Change in Securities                                       16

Item 3.       Defaults upon Senior Securities                            16

Item 4.       Submission of Matters to a Vote of Security
              Holders                                                    16

Item 5.       Other Information                                          17

Item 6.       Exhibits and Reports on Form 8 - K                         18

                         OLD GUARD GROUP, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                       (Unaudited)


                                                                     As of                  As of
                                                              September 30, 1997      December 31, 1996
ASSETS
Investments:
Fixed income securities
  Held to maturity, at amortized cost                             $ 37,788,649           $          -
  Available for sale, at fair value                                 55,934,699             69,905,076
Equity securities, available for sale, at fair value
  Preferred stocks                                                   4,767,918              5,281,426
  Common stocks                                                     12,363,626              7,094,752
Other invested assets                                                3,961,860              1,849,811

     Total investments                                             114,816,752             84,131,065

Cash and cash equivalents                                           14,638,948              5,668,369
Premiums receivable                                                  9,677,727              6,373,236
Reinsurance recoverables and unearned premiums                      19,891,675             22,601,333
Deferred policy acquisition costs                                    6,824,736              5,603,343
Accrued investment income                                            1,357,959              1,014,601
Deferred income taxes, net                                             810,523              2,132,600
Property and equipment, net                                          9,034,979              6,535,789
Receivable from affiliates                                             931,106                258,430
Issuance costs                                                               -                958,484
Goodwill                                                               785,809                      -
Other assets                                                         1,899,167              2,184,747

     Total assets                                                  180,669,381            137,461,997
                                                                  ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Losses and loss adjustment expenses                               52,528,663             55,371,077
  Unearned premiums                                                 38,630,788             34,377,756
  Accrued expenses                                                   1,797,559              2,744,165
  Capital lease obligations                                            983,843              1,521,443
  ESOP debt                                                          3,806,193                      -
  Long-term debt                                                     1,065,778                      -
  Subordinated debt                                                          -              1,500,000
  Other liabilities                                                  1,607,715              2,936,637

     Total liabilities                                             100,420,539             98,451,078

Minority Interest                                                      668,780                      -

Shareholders' Equity:
  Preferred stock (5,000,000 shares authorized; 0 issued and
    outstanding)                                                             -                      -
  Common stock (15,000,000 shares authorized; 4,204,910
    shares issued and outstanding, no par)                          38,317,908                      -
  Additional paid-in capital                                            84,011                      -
  Common stock options                                               2,016,931                      -
  Deferred ESOP compensation                                        (3,906,333)                     -
  Retained earnings                                                 39,086,504             36,985,415
  Net unrealized investment gains, net of deferred income taxes      3,981,041              2,025,504

     Total shareholders' equity                                     79,580,062             39,010,919

     Total liabilities and shareholders' equity                   $180,669,381           $137,461,997
                                                                  ============           ============

The accompanying notes are an integral part of the consolidated financial statements.

                         OLD GUARD GROUP, INC. AND SUBSIDIARIES
                            Consolidated Statements of Income
                                       (Unaudited)

                             For the Three        For the Three
                             Months Ended         Months Ended
                          September 30, 1997   September 30, 1996
Revenue:
  Net premiums written       $15,856,700          $14,471,741
  Change in unearned
    premiums                    (479,539)          (1,073,352)

  Net premiums earned         15,377,161           13,398,389

  Investment income, net
    of expenses                1,560,464            1,092,170
  Net realized investment
    gains                      1,052,593              382,822
  Other revenue                  106,772              223,599

    Total revenue             18,096,990           15,096,980

Expenses:
  Losses and loss adjustment
    expenses incurred          9,597,204            8,900,172
  Operating expenses           6,031,650            5,486,523
  Stock option compensation    2,016,931                   -
  Interest                       154,389              113,138

    Total expenses            17,800,174           14,499,833

Income before provision for
  income tax and minority
  interest                        296,816             597,147

Income tax expense                 40,802             184,189

Income before minority
  interest                        256,014             412,958
Minority interest in
  loss of consolidated
  subsidiary                       (2,407)                  -

Net income                   $    258,421         $   412,958

Earnings per share                   0.07                 0.10

Weighted average number
  of shares outstanding         3,969,279            3,957,610

The accompanying notes are an integral part of the consolidated financial statements.

                          OLD GUARD GROUP, INC AND SUBSIDIARIES
                            Consolidated Statements of Income
                                       (Unaudited)

                                For the              For the
                           Nine Months Ended    Nine Months Ended
                          September 30, 1997   September 30, 1996
Revenue:
  Net premiums written       $50,670,470          $34,825,650
  Change in unearned
    premiums                  (4,785,536)           4,878,988

  Net premiums earned         45,884,934           39,704,638

  Investment income, net of
    expenses                   4,494,461            3,574,651
  Net realized investment
    gains                      1,935,680            1,078,217
  Other revenue                  338,462              483,986

    Total revenue             52,653,537           44,841,492

Expenses:
  Losses and loss adjustment
    expenses incurred         28,528,660           34,548,664
  Operating expenses          18,038,457           14,019,276
  Stock option compensation    2,016,931                    -
  Interest expense               450,270              280,124

    Total expenses            49,034,318           48,848,064

Income (loss) before provision
  for income tax and minority
  interest                     3,619,219           (4,006,572)

Income tax expense (benefit)   1,295,516           (1,458,415)

Income (loss) before minority
  interest                     2,323,703           (2,548,157)
Minority interest in
  earnings of consolidated
  subsidiary                      12,368                    -

Net income (loss)            $ 2,311,335          $(2,548,157)

Earnings (loss) per share           0.58                (0.64)

Weighted average number of
  shares outstanding           3,963,437            3,957,610

The accompanying notes are an integral part of the consolidated financial statements.

                         OLD GUARD GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Shareholders' Equity
                      For the Nine Months Ended September 30, 1997
                                       (Unaudited)

                                                                                                       Net Unrealized
                                             Additional     Common       Deferred                     Investment Gains
                         Common Stock          Paid-In       Stock         ESOP         Retained      Net of Deferred
                     Shares       Amount       Capital      Options    Compensation     Earnings       Income Taxes        Total
Balance,
  January 1, 1997          -   $         -     $     -    $        -   $          -    $36,985,415       $2,025,504     $39,010,919

Net income                 -             -           -             -              -      2,311,335                -       2,311,335

Dividends paid
  ($.05 per
  share)                   -             -           -             -              -       (210,246)               -        (210,246)

Issuance of
  common stock,
  net of issuance
  costs            4,204,910    38,317,908           -             -              -              -                -      38,317,908

Deferral of ESOP
  expense                  -             -           -             -     (4,054,910)             -                -      (4,054,910)

Stock-based
  compensation             -             -      84,011     2,016,931        148,577              -                -       2,249,519

Increase in net
  unrealized
  investment
  gains, net               -             -           -             -              -              -        1,955,537       1,955,537

Balance,
 September 30,
 1997              4,204,910   $38,317,908     $84,011    $2,016,931    $(3,906,333)   $39,086,504       $3,981,041     $79,580,062

The accompanying notes are an integral part of the consolidated financial statements.

                         OLD GUARD GROUP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                          For the              For the
                                                                      Nine Months Ended    Nine Months Ended
                                                                     September 30, 1997   September 30, 1996
Cash flows from operating activities:
  Net income (loss)                                                     $  2,311,335         $ (2,548,157)

  Adjustments to reconcile net income (loss) to net
  cash from operating activities:
    Depreciation and amortization                                          1,077,766              703,287
    Net realized investment gains                                         (1,935,680)          (1,078,215)
    Deferred income tax provision (benefit)                                  347,607             (887,851)
    Non-cash stock option compensation                                     2,016,931                    -
    Other                                                                    235,176              (11,400)
    (Increase) decrease assets:
      Premiums receivable                                                 (2,487,621)          (1,597,037)
      Reinsurance recoverables and unearned premiums                       4,852,353          (15,384,658)
      Deferred policy acquisition costs                                   (1,025,277)           1,346,819
      Accrued investment income                                             (325,279)             (69,460)
      Other assets                                                           306,012           (1,286,065)
      Receivable from affiliates                                            (661,176)            (198,254)
    Increase (decrease) in liabilities:
      Losses and loss adjustment expenses                                 (5,037,042)           4,707,089
      Unearned premiums                                                    2,785,636            2,444,475
      Accrued expenses                                                    (1,042,491)            (950,103)
      Other liabilities                                                      204,203              572,467

    Net cash provided (used) by operating activities                       1,622,453          (14,237,063)

Cash flows from investing activities:
  Cost of purchases of fixed income securities
    Available for sale                                                   (39,326,489)         (19,283,725)
  Proceeds from sales of fixed income securities
    Available for sale                                                     8,293,481           20,201,195
  Proceeds from maturities of fixed income securities
    Held to maturity                                                         318,333                   -
    Available for sale                                                     9,265,962            6,876,084
  Cost of equity securities acquired                                      (8,153,320)          (3,200,300)
  Proceeds from sales of equity securities                                 6,677,189            6,358,616
  Change in receivable/payable for securities                                      -             (423,768)
  Cost of purchases of other invested assets                              (2,640,000)            (336,959)
  Proceeds from sales of other invested assets                               588,582                    -
  FDIC acquisition, net of cash acquired                                    (626,175)                   -
  Cost of purchases of property and equipment                             (3,365,744)            (970,367)
  Proceeds from sales of property and equipment                               20,700               11,400

    Net cash provided (used) by investing activities                     (28,947,481)           9,232,176

Cash flows from financing activities:
  Proceeds from issuance of stock                                         33,721,482                    -
  Payment of dividends                                                      (210,246)                   -
  Proceeds from ESOP debt                                                  3,954,770                    -
  Repayment of bank loan                                                  (1,584,222)                   -
  Proceeds from long-term debt                                             1,100,000                    -
  Repayment of subordinated debt                                                   -             (750,000)
  Proceeds from capital lease funding                                              -            1,499,028
  Payments on principal of capital lease and long-term debt                 (686,177)            (159,730)

    Net cash provided by financing activities                             36,295,607              589,298

    Net increase (decrease) in cash and cash equivalents                   8,970,579           (4,415,589)

Cash and cash equivalents at beginning of period                           5,668,369            8,153,125

Cash and cash equivalents at end of period                              $ 14,638,948         $  3,737,536
                                                                        ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                         OLD GUARD GROUP, INC. AND SUBSIDIARIES
                                       (UNAUDITED)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

       The consolidated financial statements include the accounts of Old Guard Group, Inc. (the Company) and its wholly-owned subsidiaries Old Guard Insurance Company, Old Guard Fire Insurance Company, Goschenhoppen-Home Insurance Company and Old Guard Investment Holding Company (OGIHC) and its wholly-owned subsidiaries, Commonwealth Insurance Managers, Inc. and 2929 Service Corporation and OGIHC's 80% owned subsidiary, First
Delaware Insurance Company (FDIC).   Subsequent to September 30,
1997, Goschenhoppen-Home Insurance Company changed its name to First Patriot Insurance Company and Commonwealth Insurance Managers, Inc. changed its name to Old Guard Insurance Managers, Inc.

       The Company is a regional insurance holding company that, on February 11, 1997, completed an initial public offering in which it raised $38.3 million, net of issuance costs of $3.7 million, in exchange for 4.2 million shares of no par common stock. Concurrent with the public offering and in accordance with a plan of demutualization, Old Guard Insurance Company, Old Guard Fire Insurance Company and Goschenhoppen-Home Insurance Company (collectively, the Insurance Companies) were converted from mutual to stock insurance companies and issued shares of common stock to the Company in exchange for $16.0 million. As a result of the demutualization, the Insurance Companies are wholly-owned subsidiaries of the Company.

       Effective January 1, 1997, OGIHC acquired 80% of the outstanding common stock of FDIC for $3.3 million which included a capital infusion of $1.5 million. Pro forma results for the nine months ended September 30, 1996, including FDIC as if it had been owned during that period and as if the Company had converted to the stock form, are as follows:

              Total revenue                           $46,097,000
              Loss before provision for income tax     (3,909,000)
              Net loss                                 (2,471,000)
              Loss per share                                 (.62)

2.     Acquisition

       The Company, in cooperation with the Board of Directors and management of New Castle Mutual Insurance Company (New Castle), a Delaware domiciled property and casualty insurance company, is in the process of converting New Castle to stock form and concurrently acquiring 100% of the New Castle stock. To date, the Company has purchased $2.5 million in surplus notes from New Castle which will be converted to stock in the acquisition. The Company may, at its discretion, purchase up to an additional $1.5 million of convertible surplus notes from New Castle. Subject to regulatory approvals, it is expected that this transaction will be completed in early 1998. Currently, the Company assumes certain insurance business from New Castle as a participant in its reinsurance program and provides New Castle with insurance management services.

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

4.     Earnings Per Share

       Earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during each respective period. During 1997, shares outstanding include shares issued in the initial public offering as if it took place on January 1, 1997, less unawarded ESOP shares, plus shares expected to be issued as stock compensation. For all periods of 1996 the number of shares used to calculate earnings per share was 3,957,610 based upon the assumption that the initial public offering took place on January 1, 1996.

5.     Supplemental Cash Flow Disclosure

       Interest paid for the nine months ended September 30, 1997 and 1996 was $423,261 and $139,539, respectively. Net income taxes paid (recovered) for the nine months ended September 30, 1997 and 1996 was $706,532 and $(45,843), respectively. Non-cash transactions for the nine months ended September 30, 1997 included the satisfaction of $1,500,000 of subordinated debt through the issuance of 150,000 common shares. In addition, during the third quarter of 1997 the Company transferred $38,104,897 of fixed income securities from available for sale to held to maturity. This was done to reflect management's intention and ability to hold these securities until maturity. This change in classification did not have a material effect on the Company's financial position or results of operations.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

       Premiums. Direct premiums written increased $432,000, or 2.0%, to $21,692,000 for the three months ended September 30, 1997 and $4,085,000, or 6.7%, to $64,858,000 during the nine months ended September 30, 1997. The increase in direct premiums written was attributable to the acquisition of FDIC as of January 1, 1997 which added $808,000 and $2,782,000 during the three and nine months ended September 30, 1997, respectively. The contribution to direct premiums written by FDIC during the three and nine months ended September 30, 1997 was offset by decreases in workers' compensation premiums as a result of rate reductions mandated by the Pennsylvania Compensation Rating Bureau, decreases in homeowners premiums as a result of the Company reunderwriting a substantial portion of its homeowners policies, decreases in the Company's property premiums and, for the three months ended September 30, 1997, the acceleration into the second quarter of 1997 of the annual renewal date of certain workers' compensation policies in order to allow for the participation in a group dividend plan. In addition, the Company was able to increase its personal automobile and farmowners business during the third quarter.

Net premiums written increased $1,385,000, or 9.6%, to $15,857,000 for the three months ended September 30, 1997 and $15,845,000, or 46%, to $50,670,000 for the nine months ended
September 30, 1997. The increase in net premiums written was attributable to increases in direct premiums written and various changes to the Company's reinsurance program in 1997 and 1996 which lowered ceded premiums written in 1997 as compared to 1996. The changes included instituting a 20% quota-share reinsurance treaty effective January 1, 1996 and, effective January 1, 1997, reducing the quota-share reinsurance treaty to 15%. In addition, the Company canceled its surplus reinsurance treaty and increased its net retention on property losses to $250,000 from $150,000 effective January 1, 1997.

Net premiums earned increased $1,979,000, or 14.8%, to $15,377,000 for the three months ended September 30, 1997 and $6,180,000, or 15.6%, to $45,885,000 for the nine months ended
September 30, 1997. The increases in net premiums earned were directly attributable to the effects of the changes instituted in the Company's reinsurance program, the acquisition of FDIC, increases in direct premiums written, as previously discussed, and limited assumptions of business from New Castle.

       Net Investment Income. Cash and invested assets increased $39,657,000, or 44.2%, to $129,456,000 at September 30, 1997 from
$89,799,000 at December 31, 1996 primarily as a result of the $33,721,000 net proceeds from the Company's initial public offering on February 11, 1997, as well as a $2,963,000 increase in unrealized investment gains in the nine months ended September 30, 1997 on investments carried at fair value. For the nine months ended September 30, 1997 the yield on average cash and invested assets was 5.2 % compared to 5.3% for the comparable period of 1996. The result of these changes was that net investment income increased $468,000, or 42.9%, to $1,560,000 for the three months ended September 30, 1997 and $920,000, or 25.7%, to $4,494,000 for the nine months ended September 30, 1997.

       Net Realized Investment Gains. Net realized investment gains were $1,053,000 and $1,936,000 for the three and nine months ended September 30, 1997, respectively, compared to $383,000 and $1,078,000 for the three and nine months ended September 30, 1996. Increases in realized investment gains were primarily a result of sales of equity securities from the Company's investment portfolio which the Company made in order to take advantage of market appreciation during 1997.

       Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred decreased by $6,020,000, or 17.4%, to $28,529,000 for the nine months ended September 30, 1997 compared to $34,549,000 for the nine months ended September 30, 1996. Losses and loss adjustment expenses were higher in 1996 due to substantial numbers of insurance claims arising out of abnormally severe winter storms during January, 1996. Net catastrophic losses arising directly out of these storms amounted to approximately $3,500,000. In addition, non-storm related losses and loss adjustment expenses were approximately $2,800,000 higher in 1996 compared to 1995 primarily because of increases in winter, fire, and wind related claims.

Loss and loss adjustment expenses were 62.4% and 66.4% of net premiums earned for the three months ended September 30, 1997 and 1996, respectively, and 62.2% and 87.0% for the nine months ended September 30, 1997 and 1996, respectively. The impact of the catastrophic storms and non-storm related claims on the loss ratio was 15.9 percentage points for the nine months ended September 30, 1996.

       Operating Expenses. Operating expenses increased by $545,000, or 9.9%, and $4,019,000 or 28.7%, for the three and nine months ended September 30, 1997, respectively. The increase is entirely the result of more ceded commission income than normal in 1996 and less than normal ceded commission income in 1997 as a result of the reinsurance changes discussed previously.

       Stock Option Compensation. The $2,017,000 charge in the third quarter of 1997 for stock compensation expense is a non-recurring, non-cash expense resulting from the grant of 237,286 stock options on February 11, 1997, at an exercise price equal to the $10 per share offering price in the Company's initial public offering, and approved by shareholders at the Company's first annual meeting on August 19, 1997. At the time of shareholder approval the Company's stock price was $18.50. In accordance with the Company's accounting policy for stock-based compensation (the optional accounting treatment afforded under SFAS 123 which allows companies to follow Accounting Principle Board Opinion
No. 25), the difference between the stock price at the approval date and the exercise price is charged to earnings. Further changes in the Company's stock price or future grants of options, shareholder approval of which will not be required and which are expected to made at the then current price of the Company's stock, will not result in additional charges to earnings.

       Federal Income Tax Expense.  Federal income tax expense
(benefit) as a percentage of pre-tax income or loss was 35.8% and (36.4%) for the nine months ended September 30, 1997 and 1996, respectively.

       Underwriting Results. For the three and nine months ended September 30, 1997 the Company had a combined ratio of 101.6% and 101.5%, respectively, compared to combined ratios of 107.4% and
122.3 % for 1996. The decrease in the combined ratio for all periods can be attributed to the unusually mild winter in the early part of 1997 and severe winter storms in the Company's territory in 1996 offset by higher expenses as a result of the reduction in ceded commissions discussed above.

       New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, Earnings Per Share. SFAS 128 specifies the computation, presentation and disclosure requirement for earnings per share. SFAS 128 is effective for financial statements ending after December 15, 1997; earlier adoption is not permitted. Management does not expect the adoption of SFAS 128 to have a material impact on its earnings per share calculations.

In June 1997, the FASB issued SFAS 130, Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 in 1998 and is currently in the process of determining the effect of SFAS 130 upon its financial reporting requirements.

In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in 1998 and is currently in the process of determining the effect of SFAS 131 upon its financial reporting requirements.

PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings. In January, 1997, Donald Nikolaus filed suit in the Commonwealth Court of Pennsylvania against the Company, the Insurance Companies and the Insurance Department of Pennsylvania. In the suit, Nikolaus sought an injunction to prevent the Insurance Companies from converting from mutual to stock form and seeking damages for himself and all policyholders in the event a conversion occurred. After a preliminary injunction hearing, the Court denied Mr. Nikolaus' request for a preliminary injunction. Subsequently, Mr. Nikolaus, the Company, the Insurance Companies and the Insurance Department of Pennsylvania entered into a settlement agreement under which the Insurance Department agreed to certain procedural safeguards with respect to future applications by mutual insurance companies to convert to stock form, and the Company, the Insurance Companies and Mr. Nikolaus exchanged mutual releases.

              In February, 1997, within a few hours after Commonwealth Court issued its order denying Nikolaus' request for a preliminary injunction, three policyholders, purportedly on behalf of all policyholders, filed an action against the Company, the Insurance Companies and their directors in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs seek damages for the loss of their equity interest in the Insurance Companies as a result of the conversion, based on numerous theories including breach of fiduciary duty and civil rights claims. In April, 1997, defendants filed a motion to dismiss for failure to state a cause of action. The motion to dismiss is currently pending before the Court.

ITEM 2.       Change in Securities  -  None

ITEM 3.       Defaults Upon Senior Securities  -  None

ITEM 4.       Submission of Matters to a Vote of Security Holders  -

       The 1997 Annual Meeting of Shareholders (the "Meeting") of the Company was held on August 19, 1997. Notice of the Meeting was mailed to shareholders on or about July 14, 1997.

       The Meeting was held for the following purposes:

       1. To elect two Class I directors to hold office for three years from the date of election and until their successors are elected and qualified (Matter No.1);

       2.     To approve the Company's Stock Compensation Program.
              (Matter No. 2).

       3.     To approve the Company's Management Recognition Plan.
              (Matter No. 3).

       4. To ratify the appointment by the Company's Board of Directors of Coopers & Lybrand L.L.P., as the Company's independent auditors for the fiscal year ending
              December 31, 1997 (Matter No. 4).

       There was no solicitation in opposition to the nominees of the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or against, as well as the number of abstentions for each of the nominees for election to the Board of Directors were as follows:

     Nominee                           For           Withheld

Luther R. Campbell, Jr.             3,646,843         72,043
Robert L. Wechter                   3,652,538         66,348

       Matter No. 2 was approved by shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                        Abstentions and
         For            Against         Broker Non-Votes

      2,312,591         321,607            1,084,688

       Matter No. 3 was approved by Shareholders at the meeting.
The votes cast for this Matter were as follows:

                                        Abstentions and
         For            Against         Broker Non-Votes

      2,267,206         397,485            1,054,195

       Matter No. 4 was approved by Shareholders at the meeting.
The votes cast for this Matter were as follows:

                                        Abstentions and
         For            Against         Broker Non-Votes

      3,697,500           6,136               15,250

ITEM 5.       Other Information  -  None

ITEM 6.

       (A)    Exhibits and Reports on Form 8-K

              3.1 Articles of Incorporation of Old Guard Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-12779 on Form S-1).

              3.2 Bylaws of Old Guard Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's
                     Registration Statement No. 333-12779 on Form S-1).

              27     Financial Data Schedule.

       (B)    Reports on Form 8-K  -  None

                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OLD GUARD GROUP, INC.


Date:  November 14, 1997                   /s/ Mark J. Keyser
                                         Chief Financial Officer and
                                         Treasurer (principal financial
                                         officer and principal accounting
                                         officer)

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

              27     Financial Data Schedule.