Form 10-K
period 1997-12-31
OLD GUARD GROUP INC
filed 1998-03-31
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
      December 31, 1997, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $71,982,054 at March 25, 1998. As of March 25, 1998, the
Registrant had 4,231,635 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


      Proxy Statement with respect to the 1998 annual meeting of shareholders is incorporated into Part III hereof.

                                    PART I


      Item 1.   BUSINESS.

                                  THE COMPANY

General

      Old Guard Group, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania in May 1996 for the purpose of serving as a holding company for Old Guard Insurance Company ("Old Guard"), Old Guard Fire Insurance Company ("Old Guard Fire"), and First Patriot Insurance Company ("First
Patriot" and collectively with Old Guard and Old Guard Fire, the "Insurance Companies").

      On February 11, 1997, the Company became a holding company for the Insurance Companies upon the completion of their conversion from Pennsylvania mutual insurance companies to Pennsylvania stock insurance companies and the simultaneous acquisition of the capital stock of each of the Insurance Companies by the Company pursuant to a Joint Plan of Conversion adopted by the Boards of Directors of the Company and the Insurance Companies on May 31, 1996, as amended and restated on July 19, 1996 and January 10, 1997 (the "Plan").

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

      The Company's executive offices are located at 2929 Lititz
Pike, Lancaster, Pennsylvania 17601, and its main telephone number is (717) 569-5361. The Company and its subsidiaries are collectively referred to herein as the "Group."

The Insurance Companies

      Old Guard, Old Guard Fire and First Patriot are each Pennsylvania-chartered insurance companies that converted from mutual to stock form on February 11, 1997. The Insurance Companies are wholly-owned subsidiaries of the Company and operate as members of Old Guard Insurance ("OGI"), a group of insurance companies under common management. OGI also includes First Delaware Insurance Company (see "Acquisition of First Delaware Insurance Company"), New Castle Mutual Insurance Company (see "New Castle Insurance Company Investment") and Neffsville Mutual Fire Insurance Company ("Neffsville"). The Insurance Companies are property and casualty insurers of farms, small and medium-sized businesses and residences primarily in rural and suburban communities in Pennsylvania, Maryland and Delaware. The Insurance Companies market farmowners, homeowners and businessowners policies, as well as personal and commercial automobile, workers' compensation and commercial multi-peril coverages through approximately 1,600 independent agents.

      The Insurance Companies operate under a reinsurance pooling agreement pursuant to which all premium revenue, loss and loss adjustment expense are ceded to Old Guard and a fixed percentage of those items is retroceded by Old Guard to Old Guard Fire and First Patriot. The allocation of pooled revenue and expense is determined by the parties and is currently as follows: Old
Guard - 60%, Old Guard Fire - 29% and First Patriot - 11%. Investment income and investment gains and losses are not pooled. In addition, Neffsville reinsures 90% of its book of business with Old Guard Fire.

      Old Guard.  Old Guard was originally chartered in 1896.  At
December 31, 1997, Old Guard had total assets of $122.3 million
(prior to the elimination of intercompany accounts in consolidation) and equity of $37.8 million.

      Old Guard Fire.  Old Guard Fire was originally chartered in
1872.  At December 31, 1997, Old Guard Fire had total assets of
$41.5 million (prior to the elimination of intercompany accounts in consolidation) and equity of $17.2 million.

      First Patriot.  Formally known as Goschenhoppen-Home
Insurance Company, was originally chartered in 1843.  At
December 31, 1997, First Patriot had total assets of
$23.5 million (prior to the elimination of intercompany accounts in consolidation) and equity of $6.7 million.

      The Insurance Companies are subject to examination and comprehensive regulation by the Department. See "Business --
Regulation."

Strategy

      The Group's principal strategies for the future are to:

      -- Achieve geographic diversification of risk by acquisition of other insurance companies or licensing of the Insurance Companies in other jurisdictions with reduced or different loss exposure;

      -- Improve the mix of business by increasing commercial writings and emphasizing casualty coverages in order to enhance profitability and lessen the impact of property losses on overall results; and

      -- Improve efficiency and maintain the high level of personal service delivered to agents and insureds through continued enhancement of the Group's management information systems (MIS).

      Geographic Diversification. The Group's goal is to achieve geographic diversification of risk outside Pennsylvania to areas with reduced or different catastrophic loss exposure and in which management believes insurers generally have been permitted to manage risk selection and pricing without undue regulatory interference. Concentration of property insurance in Pennsylvania has caused the Insurance Companies to be susceptible to localized catastrophic events primarily related to severe weather. The Group expects to accomplish geographic diversification principally through acquisition but expects also to seek authority for the Insurance Companies to do business in additional jurisdictions. The acquisition of an 80% interest in First Delaware Insurance Company and the investment in New Castle Mutual Insurance Company ("New Castle") represent initial steps to diversify geographically. See "Acquisition of First Delaware Insurance Company" and "New Castle Insurance Company Investment" herein.

      The Company plans to seek additional acquisitions outside Pennsylvania. The Company is currently targeting companies located in jurisdictions adjacent to its current markets and in the upper Midwest. The Conversion provided funds for cash acquisitions and the holding company structure will facilitate the use of capital stock for acquisitions as well. Insurance companies acquired may be added to the existing reinsurance pool among the Insurance Companies.

      The determination whether to add acquired companies to the Insurance Companies' intercompany reinsurance pooling arrangement will be made on a case by case basis as acquisitions are completed. Some of the factors considered in evaluating an acquired company for possible inclusion in the reinsurance pool will include the acquired company's capital position, the quality of the book of business, liabilities for losses and loss adjustment expenses, claims settlement practices, the lines of business written, existing reinsurance relationships, the level of control which management of the Insurance Companies will have over the operations of the acquired company, and rating agency considerations.

      Diversification of Lines of Business. The Insurance Companies have taken, and will continue to take, steps to increase commercial and casualty premium volume, both to reduce property loss exposure and to provide greater product diversification from personal into commercial lines that may provide a countercyclical balance to personal lines.

      During 1997, emphasis was placed on improving the staff. Underwriters received regular counseling and training on working with agents to attract new business and retain existing accounts. There was some turnover as certain underwriters were unable to adapt to the new environment. In each case, the Group has attempted to hire a replacement with the skills needed to be more sales and customer oriented.

      Management believes that it has the opportunity to increase the volume of casualty business by focused marketing to existing agents. For instance, New Castle began writing personal automobile business in 1997 and First Patriot will begin to do so in 1998. Management believes an increasing share of this market is desirable and attainable given the existing relationships among the Insurance Companies, its agents and its insureds.

      Service Capabilities. Management believes the Insurance Companies have a strong reputation for personal attention to agents and insureds. The Insurance Companies have undertaken a program to enhance their MIS capabilities, with the goal of improving efficiency, internal reporting and service to agents and insureds, as well as facilitating acquisitions. The Insurance Companies have been actively involved in the search, review, selection, customization and testing of a new policy processing software system since the second quarter of 1994. The licensing rights for the new software system were acquired from Strategic Data Systems, Inc., an insurance industry software specialty company. The software system is a personal computer database system designed to eliminate most paperwork required in traditional systems. Claims, billing and accounting functions are also fully integrated in the new software system. The ability to operate multiple companies, maintain on-line remote offices and enhancements in the quality and timeliness of management information are additional benefits of the new software system. Effective January 1, 1997, personal automobile was the first line of business phased into the new software system. During 1998, management of the Insurance Companies expects to integrate homeowners into the new software system and by the end of 1999 expects to have the farmowners and commercial lines of business processed on a new software system. This new MIS environment should permit a greater volume of business to be processed by the same or fewer number of staff and is fully Year 2000 compliant. It will also allow direct agent interface to enhance service to agents and insureds and build upon the Insurance Companies' strong reputation in this area.

First Delaware Insurance Company Acquisition

      On February 14, 1997, Old Guard Investment Holding Company, Inc. ("Old Guard Investment"), a subsidiary of the Group, pursuant to an agreement with First Delaware Insurance Company ("First Delaware"), a Delaware insurance company, and International Corporation ("IC"), First Delaware's sole shareholder, acquired 80% of the capital stock of First Delaware. The acquisition was made through a combination of (i) a $1.5 million cash investment in First Delaware in exchange for a number of shares of First Delaware common stock equal to $1.5 million divided by 1.5 times the GAAP book value per share of First Delaware as of December 31, 1996 and (ii) the purchase from IC for cash of a number of additional shares of First Delaware at a price per share equal to 1.5 times the GAAP book value per share of First Delaware. Old Guard Investment now holds 80% of the stock of First Delaware. The total acquisition price equaled approximately $3.3 million.

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

      The acquisition of First Delaware furthers the Group's strategic goals of geographic and product line diversification because First Delaware's business is principally commercial lines, including surety business in the Delaware and Maryland markets. The Insurance Companies intend to renew their current commercial writings in Delaware and the Eastern Shore of Maryland with First Delaware and support a planned expansion of First Delaware into Virginia.

      The Insurance Companies and First Delaware are referred to collectively herein as "Old Guard Insurance Companies".

New Castle Mutual Insurance Company Investment

      On December 23, 1996, Old Guard Investment executed an Investment Agreement with New Castle Mutual Insurance Company (New Castle), a Delaware insurance company that is licensed in Delaware and Pennsylvania and sells primarily homeowners and other personal property and casualty lines through independent agents. Pursuant to the Investment Agreement, Old Guard Investment has purchased a total of $2.5 million in convertible surplus notes from New Castle. Old Guard Investment, or an affiliate designated by Old Guard Investment may be obligated to purchase, from time to time, up to an additional $1.5 million of convertible surplus notes based on cancellation of reinsurance or an increase in the ratio of net premiums written to statutory surplus to an amount in excess of 2.9x. The surplus notes will bear interest payable monthly at a floating rate equal to Dauphin Deposit Bank's base rate with a maximum interest rate of 10%.
All principal amounts under the surplus notes will be due at maturity on January 1, 2007. The Investment Agreement contains customary representations, warranties, covenants and conditions to subsequent closing. New Castle and Old Guard Insurance Management Co. ("OGIM"), a subsidiary of Old Guard Investment formally known as Commonwealth Insurance Managers, Inc., also executed a management agreement pursuant to which OGIM will provide management advice on actuarial services, reinsurance purchasing, investment management, management information systems, security custody services, human resource services and employee benefits.

      The surplus notes will be convertible into common stock of New Castle if, but only if, New Castle converts from mutual to stock form. The surplus notes will be convertible into that number of shares of common stock of New Castle equal to the greater of (i) the principal balance of the surplus notes divided by (A) the price at which a share of common stock of New Castle is offered and sold in a mutual to stock conversion of New Castle, if such an offering is made, or (B) the value assigned to a share of New Castle common stock distributed to New Castle policyholders in a mutual to stock conversion of New Castle, if such a distribution is made, or (ii) the number of authorized shares of common stock of New Castle multiplied by a fraction the numerator of which is the principal amount of the surplus notes and the denominator of which is the statutory surplus of New Castle on the last day of the month immediately preceding a mutual to stock conversion of New Castle. New Castle has covenanted to use its best efforts to convert from mutual to stock form within three years from the date of the initial surplus note investment.

      The surplus note investment in New Castle furthers the Group's strategic goal of geographic diversification because New
Castle's business is principally located in the Delaware market.

Products

      The Old Guard Insurance Companies offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of the rural and suburban communities in which the Old Guard Insurance Companies do business, including their agricultural clients. The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios by product line for the periods indicated:

                                                             Year Ended December 31

                                          % of                % of               % of                % of                 % of
Direct Premiums Written:           1997  Total         1996  Total         1995  Total         1994  Total         1993  Total
                                                                      (Dollars in Thousands)
Farmowners                     $17,819    21.0 %   $16,365    20.6 %   $15,494    20.2 %   $16,080    20.7 %   $15,319    20.5 %
Homeowners                      21,142    25.0      21,577    27.2      21,157    27.6      20,509    26.3      19,067    25.5
Businessowners and commercial
 multi-peril                    12,605    14.9      10,577    13.3      11,083    14.4      10,587    13.6      10,367    13.9
Personal automobile             19,949    23.6      18,617    23.5      16,810    21.9      15,928    20.5      13,376    17.9
Commercial automobile            2,201     2.6         886     1.1         776     1.0         815     1.0         807     1.0
Workers' compensation            6,245     7.4       5,912     7.4       5,432     7.1       5,562     7.1       6,312     8.4
Fire, allied, inland marine      2,850     3.4       4,078     5.2       3,668     6.1       7,073     9.1       8,192    11.0
Surety                             113     0.1           -      -            -      -            -      -            -       -
Other liability                  1,740     2.0       1,372     1.7       1,317     1.7       1,331     1.7       1,316     1.8

Total                          $84,664   100.0 %   $79,384   100.0 %   $75,737   100.0 %   $77,885   100.0 %   $74,756   100.0 %

                                                             Year Ended December 31

                                          % of                % of               % of                % of                 % of
Net Premiums Earned(1)             1997  Total         1996  Total         1995  Total         1994  Total         1993  Total
                                                                      (Dollars in Thousands)

Farmowners                     $12,309    19.7 %    $9,907    18.5 %   $13,413    20.1 %   $13,315    21.0 %   $13,368    21.9 %
Homeowners                      16,114    25.8      14,898    27.8      18,391    27.6      16,755    26.4      14,622    24.0
Businessowners and commercial
 multi-peril                     8,576    13.8       7,078    13.2       8,828    13.2       8,387    13.2       8,548    14.0
Personal automobile             14,800    23.7      12,766    23.8      14,459    21.7      12,521    19.8      11,402    18.7
Commercial automobile            1,239     2.0         565     1.1         769     1.2         717     1.1         675     1.1
Workers' compensation            4,388     7.0       3,564     6.6       4,233     6.4       4,266     6.7       4,394     7.2
Fire, allied, inland marine      4,378     7.0       4,538     8.5       6,294     9.4       6,930    10.9       7,465    12.3
Surety                             172     0.3           -      -            -      -            -       -           -      -
Other liability                    453     0.7         276     0.5         276     0.4         574     0.9         512     0.8

Total                          $62,429   100.0 %   $53,592   100.0 %   $66,663   100.0 %   $63,465   100.0 %   $60,986   100.0 %


Net Loss Ratio                     1997         1996         1995         1994         1993
Farmowners                         68.5 %       94.2 %       78.7 %        8.8 %       71.2 %
Homeowners                         62.1         95.5         80.8         98.0         83.3
Business owners and commercial
   multi-peril                     66.5         76.5         62.2         47.8         51.6
Personal automobile                75.3         82.5         90.4         70.9         73.2
Commercial automobile              82.5         63.6         70.9         53.8         35.1
Workers' Compensation              (7.8)        45.7         43.0         58.3         74.3
Fire, allied, inland marine        52.4         58.5         53.4         49.7         50.1
Surety                             (9.3)          -            -            -            -
Other liability                    58.2         87.8        326.3         49.9         83.9

  Total                            61.7 %       82.8 %       75.8 %       73.2 %       69.1 %

                           Year Ended December 31

                                   1997         1996         1995         1994         1993
                                                         (Dollars in Thousands)
Expense Ratios
Farmowners                         47.8 %       46.4 %       36.6 %       34.1 %       34.3 %
Homeowners                         37.8         31.8         39.0         39.7         39.3
Businessowners and commercial
    multiple peril                 58.3         57.1         41.2         36.4         36.1
Personal automobile                23.8         20.4         22.6         24.0         24.5
Commercial automobile              33.0         27.9         24.9         27.3         32.5
Workers' Compensation              39.1         21.4         23.6         25.7         29.1
Fire, allied, inland marine        33.8         34.8         47.2         49.6         42.0
Surety                             59.7           -            -            -            -
Other liability                    52.1         50.7         46.9         25.2         33.3

Total                              39.1 %       34.7 %       34.9 %       34.8 %       34.4 %

Combined Ratios (2)

Farmowners                        116.2 %      138.7 %      115.2 %      112.8 %      105.5 %
Homeowners                         99.9        127.3        119.7        137.7        122.6
Businessowners and commercial
    multiple peril                124.8        133.6        103.4         84.1         87.7
Personal automobile                99.1        102.9        113.1         94.8         97.7
Commercial automobile             115.5         91.5         95.8         81.2         67.6
Workers' Compensation              31.3         67.1         66.7         84.1        103.4
Fire, allied, inland marine        86.1         93.3        100.6         99.2         92.1
Surety                             50.4           -            -            -            -
Other liability                   110.3        138.5        373.2         75.1        117.2

Total                             100.8 %      120.3 %      107.9 %      106.3 %       99.5 %
Industry combined ratio (3)       101.8 %      105.8 %      106.4 %      108.4 %      106.9 %

(1) Effective January 1, 1996, the Insurance Companies and American Re entered into a quota share reinsurance agreement pursuant to which the Insurance Companies ceded 20% (reduced to 15% effective January 1, 1997) of their liability remaining after cessions of excess and catastrophic risks through other reinsurance contracts. Pro rata cessions of unearned premiums as of January 1, 1996 and the transfer of premiums written during the year ended December 31, 1996 accounts, in part, for the decline in net premiums earned when the year ended December 31, 1996 as compared to the year ended December 31, 1995.

(2) A combined ratio over 100% means that an insurer's underwriting operations are not profitable.

(3)   Per A.M. Best

Farmowners Policy

      The farmowners policy is a flexible, multi-line package of insurance coverages. As a result of its flexible features, this product can be adapted to meet the needs of a variety of agricultural and related businesses, including a package designed for farmers with large dairy operations. The farmowners policy combines property and liability insurance for the farm owner, as well as owners of other agricultural related businesses, such as nurseries and greenhouses. The largest numbers of farmowners policies written by the Insurance Companies are for dairy, beef, horse and crop farming risks. In general, standing crops are not insured except under limited circumstances but harvested and stored crops generally are insured. Policyholders may select property damage coverages for specific peril groups, such as basic perils that include fire and allied lines, extended coverage and vandalism or broad form and special perils.
Personal liability coverage insures policyholders against third party liability from accidents occurring on their premises or arising out of their operations or from their products. The farmowners policy contains a limited liability extension of pollution-type coverage for damages caused to third persons or their crops resulting from above-ground, off-premises contamination, such as overspray of fertilizers and pesticides.

Homeowners Policy

      Homeowners insurance is a multi-peril policy providing property and liability coverages and optional inland marine coverage. The homeowners policy is sold to provide coverage for the insured's principal residence.

Businessowners and Commercial Multi-Peril

      Businessowners. Businessowners insurance provides property and liability coverages to small businesses within rural and suburban markets. This product is marketed to six distinct groups: (i) apartment owners with relatively small property-based risks; (ii) condominium owners; (iii) landlords with dwelling properties of up to four family units; (iv) mercantile businessowners, such as florists, gift shops and antique dealers, with property-based risks; (v) offices with owner and/or tenant occupancies; and (vi) religious institutions consisting of smaller, rural properties.

      Commercial Multi-Peril. Commercial multi-peril policies provide property and liability coverage to accounts that, because of their larger size, do not meet the eligibility requirements for the businessowners product. The Old Guard Insurance Companies are working to increase market penetration for this product because it includes commercial liability risks that help to diversify exposures and lessen the impact of property losses on overall results. One such marketing initiative is the promotion of commercial multi-peril packages targeted to the following businesses: (i) food processing, (ii) retailing,
(iii) manufacturing, (iv) metal working, (v) offices, and
(vi) service operations. These packages are being written using existing policy forms and were chosen based on the experience of the underwriting staff and market opportunities available to existing agents. The packages are of a type generally written by larger companies and should permit the Old Guard Insurance Companies to sell commercial packages as well as accompanying workers' compensation and commercial automobile coverages to larger accounts.

Personal Automobile

      Personal automobile policies insure individuals against claims resulting from injury and property damage and can be marketed in conjunction with the Old Guard Insurance Companies' other products, such as the farmowners policy, the businessowners policy or the homeowners policy.

Commercial Automobile

      Commercial automobile policies are generally marketed in conjunction with farmowners, businessowners or commercial multi-peril policies. Commercial automobile is one of the Old Guard
Insurance Companies' lower volume products.

Workers' Compensation

      Workers' compensation policies are generally issued in conjunction with farmowners policies, businessowners policies or other commercial packages. However, stand-alone workers' compensation policies may be written. A recent initiative is tiered pricing for workers' compensation coverage with the introduction of a policy with more attractive pricing and the opportunity for dividends.

Fire, Allied, Inland Marine

      Fire and allied lines insurance generally covers fire, lightning and extended coverage. Inland marine coverage insures merchandise or cargo in transit and business and personal property. Fire, allied and inland marine insurance coverages are offered only as endorsements available under the other insurance products.

Other Liability

      Umbrella Liability. Commercial and personal line excess liability policies are offered to cover business, farm and personal liabilities in excess of amounts covered under farmowners, homeowners, businessowners, commercial multi-peril and automobile policies. Such policies are available generally with limits of $1 million to $5 million. Excess liability policies are generally not marketed to individuals and farmowners unless they also write an underlying liability policy. However, excess liability coverage may be written for commercial accounts without all underlying liability coverages.

      Commercial General Liability. Stand-alone commercial general liability policies are written for certain business situations that do not meet the criteria for liability coverage under a farmowners, businessowners or commercial multi-peril policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their operations or products. Most of the Old Guard Insurance Companies' products liability line is written as part of the commercial general liability product.

Marketing

      The Old Guard Insurance Companies market their property and casualty insurance products in Pennsylvania, Maryland and Delaware through independent agencies. These agencies collectively employ a force of approximately 3,500 agents. Most of the Old Guard Insurance Companies' independent agents represent multiple carriers and are established residents of the rural and suburban communities in which they operate. The Old Guard Insurance Companies' independent agents generally market and write the full range of the Old Guard Insurance Companies' products. The Old Guard Insurance Companies consider their relationships with agents to be good. As of December 31, 1997, no agency accounted for more than 5% of direct premiums written.

      The Old Guard Insurance Companies emphasize personal contact between their agents and policyholders. The Old Guard Insurance
Companies believe that their name recognition, policyholder loyalty and policyholder satisfaction with agent and claims relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention.

      The Old Guard Insurance Companies' policies are marketed exclusively through their network of independent agents. The Old Guard Insurance Companies depend upon their agency force to produce new business and to provide customer service. The network of independent agents also serves as an important source of information about the needs of the communities served by the Old Guard Insurance Companies. This information is utilized by the Old Guard Insurance Companies to develop new products and new product features.

      Agency compensation is based on one of three compensation plans. Each agency may elect: fixed base commission only, fixed base commission with some opportunity for bonus commission based on the agency's loss experience, or floating base commission based on the agency's three year loss ratio with some opportunity to earn bonus commission depending on the agency's one-year loss experience.

      Independent agencies are supervised and supported by agent representatives, who are employees of the Old Guard Insurance Companies and who have principal responsibility for recruiting agencies and training new agents. To support its marketing efforts, the Old Guard Insurance Companies develop and produce print and radio advertising and hold seminars for agents. Agencies are then able to purchase advertising (using prepared materials) in local markets. The Old Guard Insurance Companies and agent representatives conduct training programs that provide both technical training about products and sales training on how to market insurance products.

      Computer software is provided to agencies that allows them to quote rates on homeowners, farmowners, businessowners and personal auto. In addition, a home page has been established on the Internet for the public that is periodically updated with pertinent information about the Old Guard Insurance Companies and their products.

Underwriting

      The Old Guard Insurance Companies seek to write their commercial and personal lines by evaluating each risk with consistently applied standards. The Old Guard Insurance Companies maintain information on all aspects of their business that is regularly reviewed to determine product line profitability. The Old Guard Insurance Companies' underwriters generally specialize in personal or commercial/farm lines. Specific information is monitored with regard to individual insureds that is used to assist the Old Guard Insurance Companies in making decisions about policy renewals or modifications. The Old Guard Insurance Companies' underwriters have an average of over 15 years of experience as underwriters. The Old Guard Insurance Companies believe their extensive knowledge of local markets is a key underwriting advantage.

      The Old Guard Insurance Companies rely on information provided by their independent agents, who, subject to certain guidelines, also act as field underwriters and pre-screen policy applicants. The independent agents have the authority to sell and bind insurance coverages in accordance with pre-established guidelines. Agents' underwriting results are monitored and on occasion agents with historically poor loss ratios have had their binding authority removed until more profitable underwriting results were achieved.

Claims

      Claims on insurance policies written by the Old Guard Insurance Companies are usually investigated and settled by one of the Old Guard Insurance Companies' staff claims representatives who work in teams led by a supervisor. Supervisors report to the claims manager. The Old Guard Insurance Companies' claims philosophy emphasizes timely investigation, evaluation and fair settlement of claims, while maintaining adequate case reserves and controlling claim adjustment expenses. The claims philosophy is designed to support the Old Guard Insurance Companies marketing efforts by providing prompt service and making the claims process a positive experience for agents and policyholders.

      Claims settlement authority levels are established for each representative and claims manager based upon their level of experience. Claims are typically reported by the agents. Multi-line teams exist to handle all claims. Subrogation is centralized in the Lancaster, Pennsylvania office. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims. The Old Guard Insurance Companies engage independent appraisers and adjusters to evaluate and settle claims as claims volume or specialized needs require. The Old Guard Insurance Companies attempt to minimize claims costs by encouraging the use of alternative dispute resolution procedures. Litigated claims are assigned to outside counsel, who then work closely as a team with a staff claims representative. Outside counsel must comply with a formal litigation management plan and all bills are audited.

Reinsurance

      Reinsurance Ceded

      In accordance with insurance industry practice, the Old Guard Insurance Companies reinsure a portion of their exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance is ceded principally to reduce net liability on individual risks, to mitigate the effect of individual loss occurrences (including catastrophic losses), to stabilize underwriting results and to increase the Old Guard Insurance Companies' underwriting capacity.

      Reinsurance can be facultative reinsurance or treaty reinsurance. Under facultative reinsurance, each risk or portion of a risk is reinsured individually. Under agreement reinsurance, an agreed-upon portion of business written is automatically reinsured. Agreement reinsurance can be further defined as quota share or excess of loss reinsurance. Under quota share reinsurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums less a ceding commission, and in turn will recover from the reinsurer the reinsurer's share of all losses and loss adjustment expenses incurred on those risks. Under excess reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded. The Old Guard Insurance Companies generally place all of their reinsurance directly without the use of brokers.

      The Old Guard Insurance Companies determine the amount and scope of reinsurance coverage to purchase each year based upon their evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. In 1997, 1996 and 1995, the Old Guard Insurance Companies ceded earned premiums of $24.8 million, $27.5 million and $11.6 million, respectively. The significant increase in ceded premiums for 1996 reflects the quota share reinsurance agreement that was effective as of January 1, 1996 and which is described herein.

      The Old Guard Insurance Companies' reinsurance arrangements are placed with non-affiliated reinsurers, principally American
Re-Insurance Company ("American Re"), and are generally renegotiated annually. Coverages described herein are generally for 1997.

      Except for certain excluded classes of property and losses due to flood, the largest exposure retained by the Old Guard Insurance Companies on any one individual property risk is $250,000. Individual property risks in excess of $250,000 are covered on an excess of loss basis up to $2.0 million per risk pursuant to reinsurance agreements with American Re.

      For 1997, individual casualty risks for most lines of business, excluding umbrella liability, that were in excess of $100,000 were covered on an excess of loss basis up to $2.0 million per occurrence pursuant to reinsurance agreements with American Re. In addition, casualty losses arising from workers' compensation claims were reinsured on a per occurrence and per person basis by various reinsurers up to $10.0 million. Umbrella liability losses were reinsured by American Re on a 95% quota share basis up to $1.0 million and a 100% quota share basis in excess of $2.0 million up to $5.0 million.

      Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. For 1997, the Old Guard Insurance Companies purchased layers of catastrophic property reinsurance, under which the Old Guard Insurance Companies reinsured 95.0% of losses per occurrence over $3.5 million up to a maximum of $10.0 million and 100% of losses between $13.5 million and $30.0 million per occurrence. The Old Guard Insurance Companies also had an underlying catastrophe and aggregate excess of loss reinsurance agreement with American Re designed to protect against multiple events each of which was below the $3.5 million retention under the primary catastrophe reinsurance. Under this agreement, losses were reinsured to the extent of (A) aggregate net losses exceeding a 75% loss ratio in any accident year up to the lesser of a 78.33% loss ratio or $5.0 million, and (B) 100% of losses in excess of $3.0 million for winter storm losses during specified periods, up to a maximum of $5.0 million. The Insurance Companies recovered under this latter coverage provision for losses attributable to the January 1996 blizzard.

      The Insurance Companies also maintain a quota share reinsurance agreement with American Re. Under the terms of this agreement, the Insurance Companies ceded 15% (20% in 1996) of their liability remaining after cessions of excess and catastrophic risks through other reinsurance contracts. The result of the quota share agreement is a pro rata sharing of risk with both the Insurance Companies and American Re. This agreement protects the Insurance Companies' surplus from high frequency and low severity type losses. Under the terms of the quota share agreement the Insurance Companies paid American Re a reinsurance premium equal to 15% (20% in 1996) of premiums collected net of other reinsurance costs. Reinsurance premiums due American Re on the quota share agreement were reduced by a ceding allowance equal to 30% (35% in 1996) of the reinsurance premium.

      Quota share reinsurance may be used to moderate the adverse impact of underwriting losses to the ceding company but also decreases underwriting profits which would otherwise be retained by the ceding company. The quota share reinsurance agreement entered into by the Insurance Companies with American Re has had, and will have, a material effect on the financial condition and results of operations of the Insurance Companies during the term of the reinsurance agreement.

      Effective January 1, 1998, the Insurance Companies' quota share reinsurance agreement with American Re is in a "run-off" basis whereby new or renewal policies in 1998 will no longer be covered by the agreement.

      The insolvency or inability of any reinsurer to meet its obligations to the Old Guard Insurance Companies could have a material adverse effect on the results of operations or financial condition of the Old Guard Insurance Companies. American Re is the Insurance Companies' major reinsurer. American Re is rated A+ (superior) by A.M. Best. The A+ rating is the second highest of A.M. Best's fifteen ratings. In 1997 and 1996, the Old Guard Insurance Companies paid reinsurance premiums in an aggregate amount of approximately $18.2 million and $31.2 million to American Re, respectively. The Old Guard Insurance Companies monitor the solvency of reinsurers through regular review of their financial statements and A.M. Best ratings. The Old Guard Insurance Companies have experienced no significant difficulties collecting amounts due from reinsurers.

Losses and LAE Liabilities

      Property and Casualty Reserves. The Old Guard Insurance Companies are required by applicable insurance laws and regulations to maintain liabilities for payment of losses and loss adjustment expenses ("LAE") for both reported claims and for claims incurred but not reported ("IBNR"), arising from the policies they have issued. These laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of the liabilities involves actuarial and statistical projections of what the Old Guard Insurance Companies expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

      The estimation of ultimate liability for losses and LAE is an inherently uncertain process and does not represent an exact calculation of that liability. The Old Guard Insurance Companies' estimation policy recognizes this uncertainty by maintaining liabilities at a level providing for the possibility of adverse development relative to the estimation process. The Old Guard Insurance Companies do not discount their liabilities to recognize the time value of money.

      When a claim is reported to the Old Guard Insurance Companies, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by the Old Guard Insurance Companies' claims staff as more information becomes available. It is the Old Guard Insurance Companies' policy to settle each claim as expeditiously as possible.

      The Old Guard Insurance Companies maintain IBNR reserves to provide for future reporting of already incurred claims and developments on reported claims. The IBNR reserve is determined by estimating the Old Guard Insurance Companies' ultimate net liability for both reported and IBNR claims and then subtracting the case reserves for reported claims.

      Each month, the Old Guard Insurance Companies compute their estimated ultimate liability using principles and procedures applicable to the lines of business written. Such liabilities are also considered annually by the Company's independent auditors in connection with their audit of the Company's consolidated financial statements. However, because the establishment of these liabilities are an inherently uncertain process, there can be no assurance that ultimate losses will not exceed the estimated losses. Adjustments in aggregate liabilities, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, the Old Guard Insurance Companies submit to the various jurisdictions in which they are licensed a statement of opinion by its appointed actuary concerning the adequacy of statutory liabilities. The results of these actuarial studies have consistently indicated that the liabilities are adequate. Management of the Old Guard Insurance Companies does not believe the Old Guard Insurance Companies are subject to any material potential asbestos or environmental liability claims.

      Based on actuarial studies, the IBNR reserve provision was increased at December 31, 1995 by $1.8 million and at December 31, 1994 it was decreased by $2.3 million. Prior to 1995, the Insurance Companies had consistently shown loss reserve redundancies. This led to the decrease in the IBNR reserve at December 31, 1994. At December 31, 1995, it was determined that the December 31, 1994 reserves were deficient. This deficiency was primarily due to a change in the methodology for case reserving for liability claims. The change was to reserve cases at expected settlement value rather than at ultimate exposure amounts. The 1995 actuarial study indicated that the reduction in IBNR reserves coupled with the changes in case reserving methodology may have been overstated. The majority of the December 31, 1995 IBNR reserve strengthening was to correct potential deficiencies in the reserves for the 1994 accident year. Current evaluations indicate that the 1995 reserve strengthening was premature because the 1994 reserves now appear to have been materially correct as originally determined.

      A table providing a reconciliation of beginning and ending liability for losses and LAE of the Old Guard Insurance Companies for 1997, 1996 and 1995 is included in footnote 4 to the consolidated financial statements included herein.

            The following table shows the development of the liabilities for loss and LAE from 1987 through 1997 for the Old Guard Insurance Companies on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.


                                                            Year Ended December 31,

                                         1987    1988    1989    1990    1991     1992     1993     1994     1995     1996     1997
Liability for unpaid Losses and LAE
  net of reinsurance recoverable.    $10,820  $14,097 $22,404 $25,477 $29,291 $34,895  $36,882  $32,810  $36,091  $34,515   $31,717

Acquisition of First Delaware            -       -       -       -       -        -        -        -        -        668      -
Adjusted liability                    10,820   14,097  22,404  25,477  29,291  34,895   36,882   32,810   36,091   35,183    31,717
Cumulative amount of liability
  paid through:
  One year later                       5,478    6,554  10,425  10,713  10,867  14,126   15,386   17,468   16,289   14,704        -
  Two years later                      7,677    9,589  13,770  14,904  16,318  20,871   22,331   22,959   22,314
  Three years later                    9,432   11,380  16,098  18,438  20,368  24,346   25,109   26,788
  Four years later                    10,183   12,256  17,793  20,987  22,588  24,422   27,562
  Five years later                    10,435   13,264  19,293  21,947  23,274  25,675
  Six years later                     11,060   14,281  19,786  22,270  24,035
  Seven years later                   11,654   14,646  20,112  22,753
  Eight years later                   11,851   14,887  20,353
  Nine years later                    12,059   15,057
  Ten years later                     12,232

Liability reestimated as of:
  One year later                      10,875   15,787  22,120  25,094  28,404  32,099   31,363   35,252   36,648   30,840        -
  Two years later                     12,623   15,747  22,060  25,117  28,052  28,821   32,503   34,000   31,705
  Three years later                   12,632   15,570  21,416  25,008  26,143  28,165   31,375   32,134
  Four years later                    12,371   15,237  21,696  23,809  25,467  27,740   30,637
  Five years later                    11,968   15,367  20,969  23,781  25,153  27,036
  Six years later                     11,993   15,338  20,911  23,488  24,757
  Seven years later                   12,307   15,357  20,895  23,255
  Eight years later                   12,312   15,298  20,639
  Nine years later                    12,370   15,157
  Ten years later                     12,307

Cumulative total redundancy
  (Deficiency)                       (1,487)  (1,060)  1,765   2,222   4,534   7,859    6,245      676    4,386    4,343        -

Gross Liability  end of year                                                           59,057   51,309   52,091   57,565    48,725
Reinsurance recoverables                                                               22,175   18,499   16,000   22,382    17,008
Net Liability, end of year                                                             36,882   32,810   36,091   35,183    31,717

Gross reestimated Liability
                                                                                       47,026   49,550   46,024   51,096        -
Reestimated reinsurance
  recoverables                                                                         16,389   17,416   14,319   20,240        -
Net reestimated Liability
                                                                                       30,637   32,134   31,705   30,856        -

      The following table is derived from the preceding table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1997. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).

                                                                                                                Cumulative
                                                                                                                Deficiency
                                Effect of Reserve Reestimates on Calendar Year Operations                       (Redundancy)
                                Increase (Decrease) in Reserves for Calendar Year                               from
                                                                                                                Reestimates
Accident                                                                                                        for each
  Year          1988      1989      1990      1991      1992      1993      1994      1995      1996      1997  Accident Year
    1987       $ 55    $1,748      $  9     $(261)    $(403)   $   25    $  314    $    5    $   58    $  (63)      $ 1,487
    1988                  (58)      (49)       84        70       105      (343)       14      (117)      (78)         (372)
    1989                           (244)      117      (311)      150      (698)      (77)       43      (115)       (1,135)
    1990                                     (323)      667      (389)     (472)       30      (277)       23          (741)
    1991                                               (910)     (243)     (710)     (648)      (21)     (163)       (2,695)
    1992                                                       (2,444)   (1,369)       20      (111)     (308)       (4,212)
    1993                                                                 (2,241)    1,796      (703)      (34)       (1,182)
    1994                                                                            1,302      (124)   (1,128)           50
    1995                                                                                      1,809    (3,077)       (1,268)
    1996                                                                                                1,268         1,268

Total            55     1,690      (284)     (383)     (887)   (2,796)   (5,519)    2,442       557    (3,675)       (8,800)


Investments

      The Group's investment securities are classified as either available for sale or held to maturity. An important component of the operating results of the Group has been the return on invested assets. The Group's investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for its insurance operations. The Group's investments are managed by outside investment advisors.

      Certain consolidated information concerning the Group's investments and their maturities is set forth in footnote 3 to the consolidated financial statements contained elsewhere herein.

      The average duration of the Group's fixed maturity investments, excluding collateralized and asset backed securities which are subject to paydown, as of December 31, 1997 was approximately 4.0 years. As a result, the market value of the Group's investments may fluctuate significantly in response to changes in interest rates. In addition, the Group may experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

A.M. Best Rating

      A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-" (Excellent) rating (its fourth highest rating category out of 15 categories) to the Insurance Companies as a group. In addition, First Delaware has received a "A-" rating from A.M. Best. A.M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" and "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not reduce the current rating in the future.

Competition

      The property and casualty insurance market is highly competitive. The Old Guard Insurance Companies compete with other stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than the Old Guard Insurance Companies. The Old Guard Insurance Companies' ability to compete successfully in their principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside the Old Guard Insurance Companies' control. Many of the lines of insurance written by the Old Guard Insurance Companies are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other methods, rather than through independent agents paid on a commission basis, as the Old Guard Insurance Companies do. In addition to price, competition in the lines of business written by the Old Guard Insurance Companies is based on quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.

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

      Examinations are conducted by the Pennsylvania Insurance Department (the "Department") every three to five years. The last examinations of Old Guard and Old Guard Fire were as of December 31, 1991. The Department's last examination of First Patriot was as of December 31, 1994 and the last examination of First Delaware by the Delaware Insurance Department was as of December 31, 1992. These examinations did not result in any adjustments to the financial position of any of the companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of the companies. The Department is currently conducting an examination of Old Guard, Old Guard Fire and First Patriot as of December 31, 1996. To date, no material findings have been brought to the attention of management.

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

      The requirements provide for four different levels of regulatory attention. The "Company Action Level" is triggered if a company's Total Adjusted Capital is less than 2.0 times its ACL but greater than or equal to 1.5 times its ACL. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve the capital position. The "Regulatory Action Level" is triggered if a company's Total Adjusted Capital is less than
1.5 times but greater than or equal to 1.0 times its ACL. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's Total Adjusted Capital is than 1.0 times but greater than or equal to 0.7 times its ACL, and the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's Total Adjusted Capital is less than 0.7 times its ACL, and the regulatory authority is mandated to place the company under its control. The Old Guard Insurance Companies have never failed to exceed the required levels of capital. There can be no assurance that the capital requirements applicable to the business of the Old Guard Insurance Companies will not increase in the future.

      The NAIC has also developed a set of eleven financial ratios, referred to as the Insurance Regulatory Information System (IRIS), for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the eleven IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. During the last three years, each of the Old Guard Insurance Companies reported results outside the acceptable range for certain IRIS tests but none reported four or more IRIS ratios outside the acceptable range.

      The states in which the Old Guard Insurance Companies do business (Pennsylvania, Maryland and Delaware), have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Old Guard Insurance Companies make accruals for their portion of assessments related to such insolvencies when notified of assessments by the guaranty associations.

      Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Old Guard Insurance Companies, the Group and their respective insurance subsidiaries at any time, require disclosure of material transactions by the Group and/or its subsidiaries and require prior approval of certain transactions, such as "extraordinary dividends" from the Old Guard Insurance Companies to the Group.

      All transactions within the holding company system affecting the Old Guard Insurance Companies, the Group and their respective subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. In addition, the Department approval of the acquisition by the Group of all of the common stock of the Insurance Companies prohibits the Group from paying any dividends or making other distributions to shareholders (i) other than from earnings of the Insurance Companies or (ii) in excess of $500,000 per year for a period of three years following the Conversion without the approval of the Department. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

Other Subsidiaries

      As of December 31, 1997, the Group owns all the capital stock of Old Guard Investment, a Delaware corporation. Old Guard Investment owns all of the capital stock of OGIM, a Pennsylvania corporation. OGIM is a management company that employs and pays senior management of the Insurance Companies. OGIM derives all its revenues from management agreements with the Insurance Companies and New Castle. Old Guard Investment also owns
2929 Service Corp., a licensed insurance agency that distributes products of the Insurance Companies to customers whose agents are no longer in business or no longer an agent for the Insurance Companies.

Employees

   As of December 31, 1997, the total number of full-time equivalent employees of the Group and its subsidiaries was 214. None of these employees are covered by a collective bargaining agreement and the Company believes that employee relations are good.

Item 2.  PROPERTIES

      The Group's main offices are located at 2929 Lititz Pike, Lancaster, Pennsylvania in a 33,000 square foot facility owned by Old Guard. Old Guard Fire owns a 25,000 square foot office facility near the main office at 147 West Airport Road in Lancaster. First Patriot leases 7,500 square feet of office space in Quakertown, Pennsylvania and First Delaware leases 6,750 square feet of office space in Smyrna, Delaware.

      On February 21, 1997, Old Guard Investment purchased a 21,500 square foot facility situated on 8 acres of land adjacent to the Group's headquarters. The purchase price was $1.1 million. The parcel of land permits construction of an additional 50,000 square foot facility. This expansion was begun in late 1997 and is expected to be completed in 1998. In addition, Old Guard Fire has listed the Airport Road facility for sale.

Item 3.  LEGAL PROCEEDINGS

      On February 10, 1997, the Group, the Insurance Companies and
each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States District Court for the Eastern District of
Pennsylvania by four policyholders.  By filing the class action portion of the lawsuit, these four policyholders purport to
represent all 141,000 policyholders of the Insurance Companies.
Seven of the eleven counts challenge the constitutionality of the
Act.  The plaintiffs are contending that the conversion plan violated the rights of the plaintiffs and members of the class under the United States and Pennsylvania constitution and that the Act is unconstitutional as applied by the conversion plan.
The remainder of the class action claims assert theories
regarding purported violations of the           Act, principally relating
to the description of the Plan in the proxy statement approved by the Insurance Department of the Commonwealth of Pennsylvania
Department and mailed to policyholders.  The derivative claim was brought against the directors of Insurance Companies, purportedly
on behalf of      the Insurance Companies, alleging breach of the
fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which were contemplated by the Plan.
The stock-based compensation plans are expressly permitted by the Act, were approved by the Department and have subsequently been approved by shareholders. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania
Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate.

      The Group, the Insurance Companies and the individual defendants filed a motion to dismiss the complaint in May 1997. In December 1997, the Court granted the motion with respect to two of the constitutional counts and denied the motion with respect to the remaining nine counts, including five of the constitutional claims. Discovery has begun and is scheduled to be completed by September 30, 1998.

      However, at the direction of the trial judge, the Group, the Insurance Companies and the individual defendants expect to file a motion for summary judgment with respect to the constitutional claims on or before June 1, 1998. The Group cannot predict the outcome of any such summary judgment motion. If the motion for summary judgment is not granted, then, absent settlement, the case would proceed to trial.

      If the plaintiffs prevail in the above litigation, the
remedy a court would grant or the amount of damages it might award is uncertain.  A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the
constitutional or other violation, the relative harm to the
parties, and the public interest.  In some cases, relief is
applied on a prospective basis only; in other cases, relief is
applied on a retroactive basis.  No prediction can be             made
concerning the remedy a court would fashion or the amount of damages it might award. However, two of the more far-reaching possibilities include:

      - A requirement that the Group pay all purchasers of common stock, either on a mandatory basis or at the election of the purchaser, as damages or otherwise,
            (i) the purchase price paid per share of common stock acquired in the Conversion, plus interest, (ii) the market value per share of common stock acquired, or
            (iii) the greater of (i) or (ii), less, in each case, any proceeds received by such purchaser from the sale of the common stock. No assurance can be given that the group would have sufficient funds at that time to honor any such obligation; or

      - The Group could be required to pay or distribute to all or some policyholders of the Insurance Companies, either on a mandatory basis or at the election of the policyholders, an amount equal to the statutory surplus of the Insurance Companies as of the date of the Conversion, as damages or otherwise. Such distribution could be required to be made in cash common stock or other debt or equity securities. No assurance can be given that the Group would have sufficient funds, or the capacity to borrow sufficient funds, at that time to honor any such obligation. Any required distribution of common stock or other equity securities would materially dilute the interests of existing holder of the common stock.

      In the event that the Group could no honor its obligations under any remedy imposed by the Court, the Group could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department.

      The Company and its subsidiaries are also parties to other litigation in the normal course of business. Based upon information presently available to them, the Company does not consider any threatened or pending litigation to be material, except as described above. However, given the uncertainties attendant to litigation, there can be no assurance that the Company's results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS


      The Group's Common Stock commenced trading on the Nasdaq Stock Market under the symbol OGGI on February 18, 1997, after completion of the Offering. Prior to the Offering, no shares of Common Stock were issued or outstanding. As of March 2, 1998, the Group had approximately 2,048 shareholders of record. The table below sets forth for the periods indicated the amount of dividends declared per share and the quarterly ranges of high and low bid prices for the Common Stock as reported by the Nasdaq Stock Market National Market and does not necessarily reflect mark-ups, mark-downs or commissions.

                                                           Cash
                                                        Dividends
1997                     High             Low            Declared

First Quarter           $15.00          $13.00             $  -
Second Quarter           14.75           13.38                -
Third Quarter            19.44           14.75              .05
Fourth Quarter           19.13           16.88                -


Subsequent to year-end, the Board declared a $.05 per share dividend payable on March 18, 1998.

      Payment of dividends on the Common Stock is subject to determination and declaration by the Group's Board of Directors. Any dividend policy of the Group will depend upon the financial condition, results of operations and future prospects of the Group. In addition, the approval of the Department of the acquisition by the Group of all the common stock of the Insurance Companies prohibits the Group from paying any dividends or making other distributions to shareholders (i) other than from earnings of the Insurance Companies, or (ii) in excess of $500,000 per year for a period of three years following the Conversion without the prior approval of the Department. At present, the Group intends to pay an annual dividend of $.10 per share. However, there can be no assurance that dividends will be permitted to be paid under the terms of the Department's approval order or, if paid initially, that they will continue to be paid in the future. In addition, because the Group initially will have no significant source of income other than dividends from the Insurance Companies and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Group will depend significantly upon receipt of dividends from the Insurance Companies.

      Except as described above, the Group is not subject to regulatory restrictions on the payment of dividends to shareholders. The Group is subject to the requirements of the Pennsylvania Business Corporation Law of 1988, as amended, which generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, the Group will be able to pay its debts in the ordinary course of business and the Group's total assets will exceed its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if the Group were to be dissolved at the time the dividend or distribution is paid.

Item 6.   SELECTED FINANCIAL DATA.

                                                          Year Ended December 31,
                                                    1997      1996      1995      1994      1993
                                                          (Dollars in thousands)
Statement of Income Data:
  Revenues:
  Direct and assumed premiums written            $87,936   $82,109   $78,946   $78,110   $75,168
  Net premiums written                            66,064    47,692    67,115    65,649    63,355
  Net premiums earned                             62,429    53,592    66,663    63,465    60,986
  Net investment income                            5,877     4,495     4,686     4,241     4,305
  Net realized investment gains (losses)           2,326     1,385     1,011       476     1,758
  Other income                                       413       322       274       266       244
    Total revenue:                               $71,045   $59,794   $72,634   $68,448   $67,293

  Losses and Expenses:
  Losses and LAE incurred                         38,514    44,359    50,509    46,440    42,154
  Other underwriting expenses                     24,436    18,397    23,227    22,087    20,991
  Stock option compensation                        2,017         -         -         -         -
  Interest                                           591       385       266       309       377
    Total losses and expenses                     65,558    63,141    74,002    68,836    63,522

  Income before federal income tax (benefit)
    and minority interest                          5,487    (3,347)   (1,368)     (388)    3,771
  Income tax expense (benefit)                     2,009    (1,427)     (684)     (532)      383
  Minority interest in loss of consolidated
    subsidiary                                        (7)       -         -         -         -
  Net income (loss)                               $3,485   ($1,920)    ($684)     $144    $3,388

  Selected Balance Sheet Data (at period end):
  Total investments                             $118,123   $84,131   $92,335   $82,879   $90,895
  Total assets                                   175,299   137,462   134,853   127,831   140,213
  Line of credit outstanding                           -     1,550         -         -         -
  Subordinated debt                                    -     1,500     2,250     3,000     3,750
  Total liabilities                               96,645    98,451    93,956    91,300   100,359
  Total equity                                   $78,654   $39,011   $40,897   $36,531   $39,854

  GAAP Ratios:
  Loss and LAE ratio                                61.7%     82.8%     75.8%     73.2%     69.1%
  Underwriting expense ratio                        39.1%     34.3%     34.9%     34.8%     34.4%
  Combined ratio                                   100.8%    117.1%    110.7%    108.0%    103.5%

  Statutory Data:
  Statutory combined ratio                         101.7%    120.3%    107.9%    106.3%     99.5%
  Industry combined ratio                          101.6%    105.8%    106.4%    108.4%    106.9%
  Statutory surplus                              $51,691   $30,759   $32,249   $31,097   $31,487
  Ratio of annual statutory net premiums
    written to statutory surplus                   1.3:1     1.6:1     2.2:1     2.2:1     2.1:1

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

      Premiums. Direct premiums written increased $5.3 million, or 6.7%, in 1997 compared to 1996. This increase in direct premiums written can be attributed, in part, to the acquisition of First Delaware which contributed $3.6 million to the increase. The remaining increase can be attributed to increases in personal and commercial automobile and farmowners business offset by a decrease in homeowners business. The increases in automobile writings reflects the Group's continuing focus on increasing liability business in an effort to balance the overall book of business between property and liability exposures. The farmowners line increased due to premium rate increases as competition eased somewhat in the Group's primary market, Pennsylvania. Homeowners premiums decreased $435,000, or 2.0%, in 1997 as a result of a reunderwriting initiative which commenced in 1997 and is designed to improve the portfolio mix to include higher value dwellings and to ensure that the appropriate premium is received for the risk underwritten. To date, this initiative has been successful as the number of homeowners policies in force has declined at a faster rate than written premiums indicating that we are receiving more premium dollars for less risk. Workers' compensation premium rates decreased in 1997 because of a 25% rate reduction mandated by the Pennsylvania Workers' Compensation Rating Bureau. The decrease was driven by lower claim costs arising out of reforms adopted in 1994-1995. This rate reduction was offset by increases in policy count as the Group implemented several safety group programs to attract new and maintain existing business. The safety group programs offer dividends based upon the group's loss experience and to policyholders who are otherwise unable to obtain a dividend participating policy. By creating safety groups, the Group is able to offer this benefit and attract new business. Farmowners, homeowners, and personal automobile direct writings as a percentage of the total book of business were 21.0%, 25.0%, and 23.6%, respectively, in 1997 as compared to 20.6%, 27.2%, and 23.5%, respectively, for 1996.

      Ceded premiums written decreased $12.5 million to $21.9 million in 1997 compared to 1996. The decrease in premiums ceded was directly attributable to the effects of reducing from 20% to 15% the quota share reinsurance agreement with our primary reinsurer, American Re-Insurance Company (American Re). Ceded premiums written under this agreement amounted to $9.4 million and $20.1 million for 1997 and 1996, respectively. The remaining decrease in ceded premiums written related to a restructuring of our property reinsurance program effective January 1, 1997, from a combination of pro-rata and excess of loss to 100% excess of loss. This change in the property reinsurance program resulted in a $2.9 million decrease in ceded premiums written. Decreases in ceded premiums as a result of the aforementioned changes in our property reinsurance were offset by a $1.6 million increase associated with the acquisition of First Delaware.

      Net premiums written increased $18.4 million, or 38.5%, in 1997 to $66.1 million from $47.7 million in 1996. For the same comparative periods, net premiums earned increased $8.8 million, or 16.5%, to $62.4 million from $53.6 million. The increases in net premiums written and net premiums earned were directly attributable to the effects of reducing the quota share reinsurance agreement with American Re as well as the other factors discussed above.

      Net Investment Income. Net investment income increased $1.4 million, or 30.7%, to $5.9 million in 1997 from $4.5 million in 1996. Cash and invested assets increased $38.5 million, or 42.9%, to $128.3 million on December 31, 1997 from $89.8 million on December 31, 1996. For 1997 the yield on average cash and invested assets was 5.3% compared to 5.1% for 1996. The increase in cash and invested assets can be attributed primarily to the $33.7 million in net proceeds from the Group's subscription offering in February 1997 and the increase in gross unrealized gains on investments of $2.8 million.

      During the third quarter of 1997, the Group transferred $38.1 million of fixed income securities from available to sale to held to maturity reflecting management's intention and ability to hold these securities until maturity. This will enable the Group to extend the duration of this portion of the portfolio which will allow for the purchase of higher yielding securities. The change in classification from available to sale to held to maturity did not have a material effect on the Group's financial position or results of operations.

      Net Realized Investment Gains. Net realized investment gains were $2.3 million for 1997 compared to $1.4 million in 1996 an increase of $900,000 or 68.0%. The additional gains were realized as interest rate and general economic conditions in 1997 created capital gains opportunities particularly in the equity portfolio.

      Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred decreased by $5.8 million, or 13.2%, to $38.5 million in 1997 from $44.4 million in 1996. Losses and loss adjustment expenses decreased in 1997 as compared to 1996 because of the absence of catastrophic claims in 1997 which amounted to $3.7 million in 1996 and favorable loss development in 1997 on prior losses of $4.3 million as compared to adverse development in 1996 of $557,000. These decreases were offset by losses incurred associated with First Delaware that amounted to $1.1 million and the decrease in the quota share reinsurance agreement which increased incurred losses and loss adjustment expenses by $836,000.

      Underwriting Expenses. Underwriting expenses, which include amortization of deferred policy acquisition costs and operating expenses, increased $6.0 million, or 32.8%, in 1997 to $24.4 million from $18.4 million in 1996. The increase is primarily due to a $4.5 million reduction in ceded commissions arising out of the decrease in the quota share reinsurance agreement and a $1.4 million increase in other underwriting expenses. The other underwriting expense increase can be attributed to the acquisition of First Delaware that contributed $650,000 to the increase and initiatives undertaken by the Group's subsidiaries to upgrade their computer systems and to reunderwrite the homeowners book of business.

      Stock Option Compensation. The $2.0 million charge for stock compensation expense is a non-recurring, non-cash expense resulting from the grant of 237,286 stock options on February 11, 1997, at an exercise price equal to the $10 per share offering price in the Group's subscription offering, and approved by shareholders at the Group's first Annual Meeting on August 19, 1997. At the time of shareholder approval the Group's stock price was $18.50 per share. In accordance with the Group's accounting policy for stock-based compensation (the optional accounting treatment afforded under Statement of Financial Accounting Standards (SFAS) No. 123 which allows companies to follow the expense recognition criteria of Accounting Principles Board Opinion No. 25), the difference between the stock price at the approval date and the exercise price is charged to earnings. Further changes in the Group's stock price or future grants of options, shareholder approval of which will not be required and which are expected to be made at the then current price of the Group's stock, will not result in additional charges to earnings.

      Federal Income Tax Expense (Benefit). Federal income tax expense (benefit) as a percentage of pre-tax income or loss was 36.6% in 1997 compared to (42.6%) in 1996. The increase in the rate can be attributed to the return to profitable operations in 1997, which generated taxable income versus operating losses in 1996, and the realization of $128,000 in research and experimentation tax credits in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31,
1995

      Premiums. Direct premiums written increased $2.6 million or 3.4% in 1996 compared to 1995. This increase in direct premiums written was concentrated in personal automobile which grew 10.8%, workers compensation which grew 8.8%, and farmowners which grew 5.6%. The increases in automobile and workers compensation reflect the continuing focus on increasing liability business in an effort to balance the overall book of business between property and liability exposures. The farmowners line increased due to premium rate increases and reacquiring business lost in 1995 and 1994 due to pricing competition. Commercial multiple peril direct premiums declined by 4.6% in 1996 as compared to 1995. Farmowners, homeowners, and personal automobile direct writings as a percentage of the total book of business were 20.0%, 26.3%, and 22.7%, respectively, in 1996 as compared to 19.7%, 26.8%, and 21.3%, respectively, for 1995.

      Ceded premiums written increased $22.6 million to $34.4 million in 1996 compared to 1995. The increase in premiums ceded was directly attributable to the effects of instituting a quota share reinsurance agreement effective January 1, 1996 between the Insurance Companies and American Re. Under the agreement, the Insurance Companies ceded 20% of all premiums, losses, and loss adjustment expenses and received a 35% ceding commission on the ceded premium. Ceded premiums written and ceded premiums earned under the agreement amounted to $20.1 million and $13.6 million, respectively, in 1996. This reinsurance agreement was designed to lessen the financial impact of adverse loss experience and had a material effect on the financial condition and results of operations of the Insurance Companies. The balance of the increase in ceded premiums written was related to catastrophe reinsurance (reinstatement premiums of $800,000) and a change in methodology in determining risk cessions under the surplus reinsurance agreement. This resulted in an increase in surplus reinsurance cessions of approximately $1.1 million.

      Net premiums written decreased $19.4 million, or 28.9%, in 1996 to $47.7 million from $67.1 million in 1995. For the same comparative periods, net premiums earned decreased by $13.1 million, or 19.6%, to $53.6 million from $66.7 million.
The decreases in net premiums written and net premiums earned were directly attributable to the effects of instituting the quota share reinsurance agreement between the Insurance Companies and American Re as well as the other factors discussed above.

      Net Investment Income. Cash and invested assets decreased $10.7 million, or 10.6%, to $89.8 million on December 31, 1996 from $100.5 million on December 31, 1995. In 1996 and 1995, the yield on average cash and invested assets was 5.1%. The result of these changes was that net investment income decreased $191,000, or 4.1%, to $4.5 million in 1996 from $4.7 million in 1995. Although the December 31, 1996 cash and invested asset balance declined substantially in comparison to December 31, 1995, the average annual cash and invested balance for each of the years decreased only slightly thus moderating the effect on net investment income.

      The Group restructured its portfolio from preferred stock and toward common stock in 1996. At December 31, 1996, the Group's preferred stock holdings as a percentage of invested asset balances was 6.3% compared to 10% at December 31, 1995, while common stock holdings as a percentage of invested asset balances increased to 8.4% at December 31, 1996 compared to 4.7% at December 31, 1995. This restructuring resulted in a 29.8% decrease in dividend income from preferred stock and a 38.3% increase in dividend income from common stock in 1996 compared to 1995.

      Net Realized Investment Gains. Net realized investment gains were $1.4 million in 1996 compared to $1.0 million in 1995. The adverse claims experience of the first half of 1996 placed a severe burden on the Group's cash flow and, accordingly, certain investments in bonds and preferred stocks were liquidated to meet cash needs. In addition, the investment portfolio was restructured during 1996 as described above. Interest rate and general economic conditions in 1996 also created capital gains opportunities.

      Losses and Loss Adjustment Expense. Net losses and loss adjustment expenses incurred decreased by $6.2 million, or 12.2%, to $44.4 million in 1996 from $50.5 million in 1995. Losses and loss adjustment expenses before reinsurance on the quota share and aggregate excess of loss agreements increased during 1996 due to substantial numbers of insurance claims arising out of abnormally severe winter storms during January, 1996. Net catastrophic losses arising directly out of these storms amounted
to $3.3 million   In addition, non-storm related losses and loss
adjustment expenses increased $2.8 million in 1996 compared to 1995 primarily because of increases in winter, fire, and wind related claims. The difference in non-storm related losses and loss adjustment expenses between 1996 and 1995 was accentuated by exceptionally favorable experience during the first nine months of 1995 as compared to 1996. This difference was moderated by favorable weather experienced in December, 1996 as compared to December, 1995. These net losses and loss adjustment expense increases for 1996 totaling $6.3 million, were reduced by implementation of the 20% quota share reinsurance agreement effective January 1, 1996 pursuant to which Group ceded
$7.8 million of losses and loss adjustment expenses during 1996. Also, the Group recovered reinsurance of $1.8 million from their aggregate excess of loss reinsurer.

      Loss and loss adjustment expenses were 82.8% of net premiums earned in 1996 compared to 75.8% in 1995. The impact of the catastrophic losses in 1996 on the loss ratio was 6.5 percentage points.

      Underwriting Expenses. Underwriting expenses decreased by $4.5 million, or 19.8%, in 1996 to $18.6 million from $23.9 million for 1995. The reduction is primarily due to a $5.5 million reduction in amortization of policy acquisition costs arising out of the implementation of the quota share reinsurance agreement offset by a $700,000 increase in operating expenses. In 1996 the Group had an underwriting expense ratio of 34.3% compared to 34.4% in 1995.

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

Liquidity and Capital Resources

      The principal sources of the Group's cash flow are premiums, investment income, maturing investments and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Group relate primarily to the payment of losses and loss adjustment expenses. The short and long-term liquidity requirements of the Group vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

      The Group and its subsidiaries have in place unsecured lines of credit with local financial institutions under which they may borrow up to an aggregate of $1.5 million. During 1997, no amounts were borrowed against these lines of credit.

      Net cash provided (used) by operating activities was $4.1 million, ($10.7) million and $4.9 million during 1997, 1996, and 1995, respectively. The negative cash flow from operating activities during 1996 was primarily attributable to the net loss for the period and an increase in reinsurance receivables and prepaid reinsurance premiums as a result of implementing the quota share agreement with American Re. Net cash provided by operating activities in 1995 was primarily attributable to the decrease in receivables.

      In 1997, investing activities used cash of $33.5 million primarily because of the investment of the net proceeds from the subscription offering and the continuing costs of improvements to our computer systems. In 1996, investing activities provided cash of $7.6 million primarily as a result of decreases in the fixed income portfolio needed to fund unprofitable operations in that year. In 1995, investing activities used cash of $2.2 million as the Group invested the positive cash generated from operations.

      In February 1996, Old Guard Investment and American Technologies, Inc., a California based software lessor, entered into a lease financing agreement in connection with the acquisition by the Group of a new policy processing software system for approximately $2.5 million. See "Business -- Strategy." The terms of the lease financing agreement provide for an aggregate lease facility up to $1.5 million. The implied interest rate under the lease is 9.5%. As of December 31, 1996, the lease facility was fully utilized. Under the terms of the lease financing agreement, Old Guard Investment is required to make payments of approximately $57,000 per month for 24 months.

      The principal source of liquidity for Old Guard Group, Inc.
(OGGI) will be dividend payments and other fees received its subsidiaries. OGGI's insurance subsidiaries are restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay to the OGGI without the prior approval of the state regulatory authority. Under Pennsylvania law, the maximum amount that may generally be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the Department cannot exceed the greater of 10% of the insurance company's statutory surplus as reported on the most recent annual statement filed with the Department, or the net income of the insurance company for the period covered by such annual statement. However, the Old Guard Insurance Companies are further restricted as to the amount of dividends that may be paid to OGGI. These restrictions do not allow the Insurance Companies to pay a dividend to OGGI without prior approval of the Department for a 36-month period following the Conversion.

      The ESOP borrowed $4.1 million from an unaffiliated lender and $100,000 from OGGI to purchase 10% of the common stock issued in the Conversion. The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of approximately $49,000 for a term of 10 years. The loan is secured by the shares of common stock purchased and the earnings thereon.
Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. OGGI expects to contribute sufficient funds to the ESOP to repay such loan, plus such other amounts as the OGGI's Board of Directors may determine at its discretion.

Effects of Inflation

      The effects of inflation on the Group are implicitly considered in estimating reserves for unpaid losses and loss adjustment expenses, and in the premium rate-making process. The actual effects of inflation on the Group's results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is management's opinion that the liability for losses and LAE, including losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.

New Accounting Pronouncements

      In June 1997, SFAS No. 130, "Comprehensive Income", was issued. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
The adoption of SFAS No. 130 will not impact the Group's financial position and results of operations, but may change the presentation of certain of the Group's financial statements and related notes.

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.
The Group will adopt SFAS No. 131 in 1998 and is currently in the process of determining the effect of SFAS No. 131 upon its financial reporting requirements.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for all financial statements ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and required the presentation of both basic and diluted EPS on the face of the statement of income. In addition, SFAS No. 128 requires the restatement of all prior EPS data to conform to the provisions of the statement.

Year 2000 Issue

      The unprecedented advances in computer technology over the past several decades have resulted in dramatic changes in the way companies do business. Most of these developments have been beneficial, but some have proven costly, as businesses have struggled to adapt to various features of the new technological landscape. One such well-publicized problem has arisen out of the worldwide use of the so called "Year 2000" programming convention, in which two digit numbers were generally used instead of four digit numbers to identify the years used in dates. As a consequence, most computers require relatively costly reprogramming to enable them to correctly perform data operations involving years 2000 or later, a problem anticipated to have substantial repercussions on the business world because computer operations involving date calculations are pervasive.

      Beginning in 1991, the Group began evaluating and reprogramming its own computer systems to address the Year 2000 problem. By the end of 1992, all necessary programming work was completed and implemented. With the completion of these changes, Year 2000 issues are not likely to result in any material adverse disruption in the Group's computer systems or its internal business operations. The cost of this work through 1992 was approximately $140,000.

      To ensure that all software applications are Year 2000 compliant, the Group is currently testing all applications in a true Year 2000 environment. This testing is being conducted on hardware and system operating software that has the operating system date beyond 1999. This project is scheduled to be completed by June 30, 1998. It is estimated that the total remaining cost to complete this phase and become Year 2000 compliant will be approximately $10,000.

      Many experts now believe that the Year 2000 problem may have a material adverse impact on the national and global economy generally, In addition, it seems likely that if businesses are materially damaged as a result of Year 2000 problems, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies.
And, although management has concluded that under a fair reading of the various policies of insurance issued by it no coverage for Year 2000 problems should be considered to exist, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in the various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of the Group to accurately estimate the impact of the Year 2000 problem on the insurance issued by, or other business operations of the Group.

Forward-Looking Statements

      Certain statements contained in the Management's Discussion and Analysis and other statements made throughout this report constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-forwarding statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Group's dependence on investment income; the geographic concentration of the Group's business in the Northeast United States, the adequacy of the Group's liability for losses and loss adjustment expenses; government regulation of the insurance industry and the other risks and uncertainties discussed or indicated in all documents filed by the Group with the Securities and Exchange Commission. The Group expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the release of this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       Report of Independent Accountants

To the Board of Directors
Old Guard Group, Inc.:

We have audited the accompanying consolidated balance sheets of Old Guard Group, Inc. and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended
December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Guard Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, Old Guard Group, Inc. has completed a plan of conversion which has been challenged by certain policyholders.

/s/ Coopers & Lybrand L.L.P.

One South Market Square
Harrisburg, Pennsylvania
February 20, 1998

               OLD GUARD GROUP, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                    As of December 31, 1997 and 1996

                                                                1997              1996
ASSETS
Investments:
  Fixed income securities
    Held to maturity, at amortized cost                       $38,382,722        $        -
    Available for sale, at fair value                          57,237,836        69,905,076
    Preferred stocks, available for sale, at fair value         4,626,565         5,281,426
    Common stocks, available for sale, at fair value           12,208,318         7,094,752
    Other invested assets                                       5,668,025         1,849,811
      Total investments                                       118,123,466        84,131,065

Cash and cash equivalents                                      10,214,908         5,668,369
Receivables:
  Premiums                                                      7,945,218         6,373,236
  Reinsurance                                                  10,767,770        14,183,833
  Investment income                                             1,236,186         1,014,601
  Affiliates                                                      992,922           258,430
Prepaid reinsurance premiums                                    6,285,844         8,417,500
Deferred policy acquisition costs                               7,318,767         5,603,343
Deferred income taxes                                             262,750         2,132,600
Property and equipment                                          10,112,212         6,535,789
Issuance costs                                                          -           958,484
Goodwill                                                          772,023                 -
Other assets                                                    1,266,509         2,184,747

      Total assets                                           $175,298,575      $137,461,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Losses and loss adjustment expenses                          48,718,666        55,371,077
  Unearned premiums                                            36,535,108        34,377,756
  Accrued expenses                                              2,541,896         2,744,165
  Capital lease obligations                                       796,558         1,521,443
  ESOP liability                                                3,740,426                 -
  Subordinated debt                                                     -         1,500,000
  Other liabilities                                             3,662,423         2,936,637


      Total liabilities                                        95,995,077        98,451,078

Minority Interest                                                 649,125                 -

Shareholders' Equity:

  Preferred stock (5,000,000 shares authorized:
     none issued and outstanding)                                       -                 -
  Common stock (15,000,000 shares authorized; 4,204,910
     shares issued; 4,084,370 shares outstanding, no par)      38,317,908                 -
  Additional paid-in capital                                    4,787,703                 -
  Deferred compensation                                        (6,277,553)                -
  Retained earnings                                            40,259,736        36,985,415
  Net unrealized investment gains,net deferred income taxes     3,856,612         2,025,504
  Treasury stock, at cost (120,540 shares)                     (2,290,033)                -

      Total shareholders' equity                               78,654,373        39,010,919

      Total liabilities and shareholders' equity             $175,298,575      $137,461,997

The accompanying notes are an integral part of the consolidated financial statements.

                               OLD GUARD GROUP, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Income
                        For the years ended December 31, 1997, 1996 and 1995

                                                 1997             1996             1995
Revenue:
  Net premiums written                   $66,063,881      $47,692,036      $67,114,947
  Change in net unearned premiums         (3,635,287)       5,899,678         (451,523)

  Net premiums earned                     62,428,594       53,591,714       66,663,424

  Investment income, net of expenses       5,876,708        4,494,818        4,685,787
  Net realized investment gains            2,326,221        1,384,957        1,010,993
  Other revenue                              413,636          321,770          273,575

    Total revenue                         71,045,159       59,793,259       72,633,779

Expenses:
  Losses and loss adjustment
     expenses incurred                    38,514,060       44,358,790       50,509,295
  Amortization of deferred policy
    acquisition costs                     16,398,006       12,076,183       17,610,525
  Operating expenses                       8,038,028        6,320,550        5,616,200
  Stock option compensation                2,016,931                -                -
  Interest expense                           591,452          384,529          265,861

     Total expenses                       65,558,477       63,140,052       74,001,881

Income(loss) before income tax(benefit)
  and minority interest                    5,486,682       (3,346,793)      (1,368,102)

Income tax expense (benefit)               2,009,403       (1,427,080)        (684,531)

Income (loss) before minority interest     3,477,279       (1,919,713)        (683,571)

Minority interest in loss of
  consolidated subsidiary                     (7,287)               -                -

Net income (loss)                         $3,484,566      $(1,919,713)       $(683,571)

Earnings (loss) per share:
  Basic                                          .92            (.49)            (.17)
  Diluted                                        .91            (.49)            (.17)

The accompanying notes are an integral part of the consolidated financial statements.

                                 OLD GUARD GROUP, INC. AND SUBSIDIARIES
                             Consolidated Statements of Shareholders' Equity
                           For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                  Net
                                                                                              Unrealized
                                                                                              Investment
                                                                                             Gains(Losses)
                                                         Additional                             Net of
                                 Common Stock             Paid-In    Deferred     Retained     Deferred    Treasury
                                   Shares      Amount     Capital   Compensation  Earnings   Income Taxes    Stock        Total
Balance, January 1, 1995                  0          $0          $0          $0  $39,588,699  ($3,057,253)         $0  $36,531,446

Net loss                                                                            (683,571)                             (683,571)

Increase in unrealized investment
 gains, net                                                                                     5,049,439                5,049,439

Balance, December 31, 1995                0           0           0           0   38,905,128    1,992,186           0   40,897,314

Net loss                                                                          (1,919,713)                           (1,919,713)

Increase in unrealized investment
 gains, net                                                                                        33,318                   33,318

Balance, December 31, 1996                0           0           0           0   36,985,415    2,025,504           0   39,010,919

Net income                                                                         3,484,566                             3,484,566

Dividends ($.05 per share)                                                          (210,245)                             (210,245)

Issuance of common stock, net of
 issuance costs                   4,204,910  38,317,908                                                                 38,317,908

Purchase of treasury stock         (120,540)                                                               (2,290,033)  (2,290,033)

Deferral of ESOP expense                                             (4,054,910)                                        (4,054,910)

ESOP compensation earned                                    136,908     214,344                                            351,252

Stock option compensation                                 2,016,931                                                      2,016,931

Deferral of MRP expense                                   2,633,864  (2,633,864)                                                 0

MRP Stock-based compensation                                            196,877                                            196,877

Increase in unrealized investment                                                               1,831,108                1,831,108
 gains, net

Balance, December 31, 1997        4,084,370 $38,317,908  $4,787,703 ($6,277,553) $40,259,736   $3,856,612 ($2,290,033) $78,654,373

The accompanying notes are an integral part of the consolidated financial statements.


                               OLD GUARD GROUP, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                      For the years ended December 31, 1997, 1996 and 1995

                                                                 1997            1996            1995
Cash flows from operating activities:
  Net income (loss)                                       $3,484,566     $(1,919,713)      $(683,571)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
  Depreciation and amortization                            1,388,677         960,515       1,026,082
  Net realized investment gains                           (2,326,221)     (1,384,957)     (1,010,993)
  Deferred income tax expense (benefit)                      958,542        (910,615)       (661,728)
  Non-cash compensation expense                            2,565,061               -               -
  Other                                                      (16,694)         (5,195)         21,285
  (Increase) decrease in assets:
    Receivables                                            3,063,473      (5,463,532)      4,372,804
    Prepaid reinsurance  premiums                          2,945,331      (6,948,184)       (230,758)
    Deferred policy acquisition costs                     (1,519,308)      1,577,436         (77,368)
    Other assets                                           1,116,626        (757,012)          9,260
  Increase (decrease) in liabilities:
    Losses and loss adjustment expenses                   (8,847,039)      3,279,580         782,070
    Unearned premiums                                        689,956       1,048,506         682,281
    Accrued expenses                                        (298,154)       (408,945)        336,131
    Other liabilities                                        849,542         214,401         310,174

  Net cash provided (used) by operating activities         4,054,358     (10,717,715)      4,875,669

Cash flows from investing activities:
    Cost of purchases of fixed income securities
  Held to maturity                                        (2,777,906)              -               -
  Available for sale                                     (51,038,191)    (23,847,070)    (35,935,523)
    Proceeds from sales of fixed income securities
  Available for sale                                      18,322,894      24,135,158      26,334,729
    Proceeds from maturities of fixed income securities
  Held to maturity                                         2,463,699               -               -
  Available for sale                                      10,100,750       7,827,777       7,124,765
    Cost of equity securities acquired                    (8,981,660)     (4,015,036)     (4,772,358)
    Proceeds from sales of equity securities               7,662,191       7,122,598       5,800,281
    Change in receivable/payable for securities              (87,932)       (423,768)        268,009
    Cost of purchases of other invested assets            (4,420,001)     (1,885,000)        (50,000)
    Proceeds from sales of other invested assets             588,582               -         190,000
    First Delaware acquisition, net of cash acquired        (626,175)              -               -
    Cost of purchases of property and equipment           (4,740,860)     (1,535,465)     (2,405,430)
    Proceeds from sales of property and equipment             20,700               -         193,807

  Net cash provided (used) by investing activities:      (33,513,909)      7,379,194      (3,251,720)

Cash flows from financing activities:
    Proceeds from sale of stock, net of issuance costs    33,721,482        (958,484)              -
    Purchase treasury stock                                 (970,688)              -               -
    Payment of dividends                                    (210,245)              -               -
    Repayment of subordinated debt                                 -        (750,000)       (750,000)
    Proceeds from bank loans                               5,054,770       1,550,000               -
    Proceeds from capital lease funding                            -       1,499,028               -
    Payment on principal of capital lease or bank loan    (3,589,229)       (486,779)              -
  Net cash provided (used) by financing activities        34,006,090         853,765        (750,000)

  Net increase (decrease) in cash and cash equivalents     4,546,539      (2,484,756)        873,949

Cash and cash equivalents at beginning of period           5,668,369       8,153,125       7,279,176

Cash and cash equivalents at end of period               $10,214,908      $5,668,369      $8,153,125

Cash paid (received) during the year for:
    Interest                                                 591,452         381,896         265,861
    Income taxes                                              85,241        (160,453)        203,674

The accompanying notes are an integral part of the consolidated financial statements.

                             Old Guard Group, Inc.

                  Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies:

            Basis of Consolidation

      The consolidated financial statements include the accounts of Old Guard Group, Inc. and its wholly-owned subsidiaries (the Group), Old Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard Fire), First Patriot Insurance Company (First Patriot) and Old Guard Investment Holding Company, Inc. (OGIHC) and its wholly-owned subsidiaries, Old Guard Insurance Management Company (OGIM) and 2929 Service Corporation and OGIHC's 80% owned subsidiary, First Delaware Insurance Company (First Delaware). During 1997, First Patriot changed its name from Goschenhoppen-Home Insurance Company and OGIM changed its name from Commonwealth Insurance Managers, Inc.

      The Group is a regional insurance holding company that, on February 11, 1997, completed a subscription offering in which it raised $38.3 million, net of issuance costs of $3.7 million, in exchange for 4.2 million shares of no par common stock. Concurrent with the offering and in accordance with a plan of conversion, Old Guard, Old Guard Fire and First Patriot (collectively, the Insurance Companies) were converted from mutual to stock insurance companies and issued shares of common stock to the Group in exchange for $16.0 million. As a result of the conversion, the Insurance Companies are wholly-owned subsidiaries of the Group. Effective January 1, 1997, OGIHC acquired 80% of the outstanding common stock of First Delaware for $3.3 million which included a capital infusion of $1.5 million. Pro forma results for 1996, including First Delaware as if it had been 80% owned during that period and as if the Group had converted to the stock form, are as follows:

            Total revenue                                   $61,476,000
            Loss before provision for income tax             (3,200,000)
            Net loss                                         (1,814,000)
            Loss per share                                          (.46)

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the current year presentation.

            Description of Business

      The Group is a property and casualty insurer of farms , small and medium size businesses and residences in rural and suburban communities in Pennsylvania, Delaware and Maryland, with Pennsylvania comprising in excess of 85% of total direct premiums written. The principal lines of business are homeowners, farmowners, personal automobile and commercial multi- peril which represent approximately 25%, 21%, 24% and 14%, respectively, of direct premiums written.

            Cash and Cash Equivalents

      Cash and cash equivalents are carried at cost which approximates fair value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            Investments

      The Group classifies fixed income and marketable equity securities as trading or available for sale. In addition, fixed income securities may be classified as held to maturity. Each security is evaluated at the time of purchase and periodically reevaluated. Held to maturity securities are carried at amortized cost. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred income tax, reported as a separate component of shareholders' equity. Currently, no securities are classified as trading.

      The fair value of all investments is subject to various market fluctuations which include changes in equity markets, interest rate environment and general economic conditions. Interest on fixed maturities and short-term investments is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Realized gains and losses on investments sold are calculated on the specific identification basis.

      During the third quarter of 1997, the Group transferred $38.1 million of fixed income securities from available for sale to held to maturity reflecting management's intention and ability to hold these securities until maturity. The change in classification from available to sale to held to maturity did not have a material effect on the Group's financial position or results of operations.

            Deferred Policy Acquisition Costs

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

            Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Property is depreciated on a straight-line basis over the useful lives ranging from five to fifty years.
Equipment is depreciated on a straight-line basis with useful lives of five to ten years. Computer software is amortized on a straight-line basis over a useful life of five years.

            Premiums

      Premiums written are earned on a pro rata basis over the terms of the respective policies. Unearned premiums represent the unexpired portion of the policies in-force.

            Losses and Loss Adjustment Expenses

      The liability for losses and loss adjustment expenses includes amounts determined on the basis of claims adjusters' evaluations, estimates of losses incurred but not reported calculated using historical experience and other estimates. Any adjustments resulting from changes in estimates are reflected in current operating results. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are reflected as a reduction of the liability for losses and loss adjustment expenses.

            Stock-Based Compensation

      Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternately, SFAS No. 123 allows entities to apply the provision of APB Opinion
No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied. The Group has elected to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures under SFAS No. 123.

            Income Taxes

      Deferred income taxes are accounted for using the liability method wherein deferred tax assets or liabilities are calculated on the differences between the bases of assets and liabilities for financial statement purposes versus tax purposes (temporary differences) using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax expense in the consolidated statements of income is equal to the sum of taxes currently payable, including the effect of the alternative minimum tax, if any, plus an amount necessary to adjust deferred tax assets and liabilities to an amount equal to period-end temporary differences at prevailing tax rates.

      Effective for the 1997 tax year, the Group will file a consolidated federal income tax return.

            Reinsurance

      In the normal course of business, the Group's insurance subsidiaries reinsure a portion of their exposure and pay to reinsurers a portion of premiums received on all policies reinsured. Insurance is ceded primarily to reduce net liability on individual risks, to mitigate the effect of individual loss occurrences (including catastrophe losses), to stabilize underwriting results and to increase underwriting capacity.

      Assets and liabilities related to insurance contracts are reported before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as separate assets.

      Certain reinsurance contracts provide for retrospective rate adjustments based on experience. Management estimates the ultimate ceded premium based upon historical experience. Any adjustments resulting from changes in estimates are reflected in current operating results.

            Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 is effective for all financial statements ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and requires the presentation of both basic and diluted EPS on the face of the statement of income. In addition, SFAS No. 128 requires the restatement of all prior EPS data to conform to the provisions of the statement.

            Assessments

      The Group's insurance subsidiaries are subject to assessments in the states in which each insurance company is licensed. Assessments consist primarily of charges from the residual markets and guaranty fund associations. The expense is recognized upon notification.

            Concentration of Credit Risk

      Financial instruments which potentially expose the Group to concentrations of credit risk consist primarily of cash and short-term investments, premiums in course of collection, investments and balances recoverable from reinsurers. Insureds primarily consist of individuals and commercial and agricultural businesses.

      No one insured accounted for a significant amount of premiums earned or premiums in course of collection in 1997, 1996 or 1995.

            Excess of Cost Over Net Assets of Business Acquired
(Goodwill):

      The excess of the 80% investment in First Delaware over the net asset value at acquisition is being amortized on a straight-line basis over 15 years. The Group's policy is to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

            Use of Estimates

      The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of their operations during the period. The consolidated financial statements include estimates the most significant of which are the net deferred tax asset, liability for losses and loss adjustment expenses, deferred policy acquisition costs and reinsurance recoverables. Actual results may differ from those estimates.

2.    Statutory Information:

      The Group's insurance subsidiaries prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Insurance Department of the respective company's state of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).
Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project will likely change the definitions of what comprise prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The effects of any such changes are not presently determinable and will not likely affect financial statements prepared under generally accepted accounting principles.

      Risk based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer's business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, the Group's insurance subsidiaries maintain surplus in excess of prescribed risk based capital requirements.

      Policyholders' surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

                                                  Policyholders' Surplus                    Statutory Net Income (Loss)
                                                       1997            1996            1997            1996           1995
Old Guard                                      $29,176,267     $19,155,368      $2,789,155       $(658,740)     $(128,349)
Old Guard Fire                                  14,274,141       8,340,757         675,225        (534,143)      (265,828)
First Patriot                                    5,254,516       3,262,887         504,258        (207,441)       494,455
First Delaware                                   2,986,233               -          26,457               -              -
                                               $51,691,157     $30,759,012      $3,995,095     $(1,400,324)      $100,278

      A reconciliation of the Group's statutory net income and policyholders' surplus to the Group's net income and shareholders' equity, under generally accepted accounting principles (GAAP), is as follows:

                                                            Year Ended December 31,
                                                  1997            1996            1995
Net Income:
  Statutory net income (loss)                  $3,995,095      $(1,400,324)    $100,278
  GAAP adjustments:
    Increase (decrease) in deferred policy
      acquisition costs                         1,519,308       (1,577,436)      77,368
    Deferred income tax expense (benefit)      (1,716,425)         910,615      661,728
    Other                                        (313,412)         147,432   (1,522,945)

  GAAP net income (loss)                       $3,484,566      $(1,919,713)   $(683,571)

                                                   As of December 31,
                                                  1997            1996
Shareholders' Equity:
  Policyholders' surplus                       $51,691,157     $30,759,012
  GAAP adjustments:
    Deferred policy acquisition costs            7,318,767       5,603,343
    Deferred income taxes                        (436,396)       2,132,600
    Restoration of non-admitted assets            686,604          798,500
    Unrealized gains on investments,
      available for sale                        1,401,835          614,996
    Elimination of excess of statutory
      over statement reserves                   3,395,713          830,520
    Reclassification of subordinated debt               -       (1,500,000)
    Equity of holding companies, net of
      eliminations                             12,775,263                -
    Goodwill                                      772,023                -
    Other                                       1,049,407         (228,052)

  Shareholders' equity                        $78,654,373       $39,010,919

3.    Investments:

      Net investment income, net realized investment gains and change in unrealized capital gains (losses) on investment securities are as follows for each of the three years ended
December 31:

Net investment income and net realized investment gains:

                                                            1997             1996            1995
Investment Income:
    Fixed income securities                            $5,391,156       $4,337,217      $4,457,884
    Preferred stocks                                      285,712          437,633         623,396
    Common stocks                                         252,638           99,763          72,156
    Cash and cash equivalents                           1,039,826          418,695         474,136
    Other                                                 395,576          244,514         116,899

        Gross investment income                         7,364,908        5,537,822       5,744,471

Less investment expenses                                1,488,200        1,043,004       1,058,684

Net investment income                                  $5,876,708       $4,494,818      $4,685,787

Realized gains (losses):
    Fixed income securities                             1,054,387        1,079,958         543,696
    Preferred stocks                                      391,640          413,326          73,156
    Common stocks                                         868,704          141,673         268,080
    Other                                                  11,490         (250,000)        126,061

Net realized investment gains                          $2,326,221       $1,384,957      $1,010,993

Change in net unrealized gains on investment securities:

                                                           1997             1996            1995
Fixed income securities                                $1,189,419      $(1,309,607)    $5,722,298
Preferred stocks                                           19,257          (62,807)    853,101
Common stocks                                           1,578,982        1,434,746     1,096,943
Other invested assets                                     (24,695)         (16,314)    (14,703)
                                                        2,762,963           46,018     7,657,639
Tax effect                                               (931,855)         (12,700)    (2,608,200)
                                                        1,831,108           33,318     5,049,439

      The cost and estimated fair value of investments at December 31, 1997 and 1996 were as follows:

                                                                          Gross           Gross
  1997                                                                  Unrealized      Unrealized      Estimated
Held to Maturity                                        Cost (1)          Gains           Losses        Fair Value
Fixed income securities
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies              $13,115,291          $54,615         $96,731     $13,073,175
  Obligations of states and political subdivisions      8,344,543           65,375          11,027       8,398,891
  Corporate obligations                                11,496,048          272,148          30,574      11,737,622
  Collateralized mortgage obligations                   5,426,840           86,840           4,021       5,509,659

    Total held to maturity                            $38,382,722         $478,978        $142,353     $38,719,347

  1997
Available for Sale

Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies               $6,823,182          $76,889         $15,895      $6,884,176
  Obligations of states and obligations subdivisions    8,188,884          167,823               -       8,356,707
  Corporate obligations                                32,948,364        1,360,832         280,495      34,028,701
  Collateralized mortgage obligations                   7,899,325           69,340             413       7,968,252
    Total fixed income securities
         available for sale                            55,859,755        1,674,884         296,803      57,237,836

Equity securities:
  Preferred stock                                       4,431,698          371,736         176,869       4,626,565
  Common stock                                          7,885,087        4,587,650         264,419      12,208,318

    Total available for sale                          $68,176,540       $6,634,270        $738,091     $74,072,719

  1996
Available for Sale

Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies              $30,860,634          $15,716        $402,681     $30,473,669
  Obligations of states and obligations subdivisions    5,944,350           37,419          59,012       5,922,757
  Corporate obligations                                27,837,232          779,978         261,107      28,356,103
  Collateralized mortgage obligations                   5,074,198           82,096           3,747       5,152,547

    Total fixed income securities                      69,716,414          915,209         726,547      69,905,076


Equity securities:
  Preferred stock                                       5,105,816          250,326          74,716       5,281,426
  Common stock                                          4,350,503        2,786,163          23,914       7,094,752

    Total available for sale                          $79,172,733       $3,951,698        $825,177     $82,281,254

(1) Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.

      The amortized cost and estimated fair value of fixed income securities at December 31, 1997 by contractual maturity are shown below:

                                                                        Amortized       Estimated
Held to Maturity                                                           Cost         Fair Value
  Due in one year or less                                               $6,783,008      $6,765,348
  Due after one year through five years                                  4,873,724       4,915,456
  Due after five years through ten years                                 2,777,855       2,870,800
  Due after ten years                                                    4,957,623       4,956,902
  Collateralized mortgage obligations                                   18,990,512      19,210,841

                                                                       $38,382,722     $38,719,347

Available for Sale
  Due in one year or less                                                  $49,814         $50,000
  Due after one year through five years                                  6,768,814       7,050,789
  Due after five years through ten years                                11,237,424      11,492,913
  Due after ten years                                                   14,146,326      14,833,742
  Collateralized mortgage obligations                                   23,657,377      23,810,392

                                                                       $55,859,755     $57,237,836

Actual maturities may differ from contractual and anticipated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Collateralized mortgage obligations consist of mortgage pass-through holdings and securities backed by credit card receivables, auto loans and home equity loans. These securities follow a structured principal repayment schedule and are of high credit quality rated "AA" or better by Standard & Poor's. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment on early authorization. The average duration of this portfolio is
2.0 years.

      The gross realized gains and losses on investment securities in 1997, 1996 and 1995, are as follows:

                              1997          1996           1995

Gross realized gains      $2,720,560    $ 1,804,668   $2,995,584

Gross realized losses      (394,339)      (419,711)   (1,984,591)

  Net realized gains      $2,326,221    $ 1,384,957    $1,010,993

      Insurance laws require that certain amounts be deposited with various state insurance departments for the benefit and protection of policyholders. The amortized cost of fixed income securities on deposit with governmental authorities was $820,402 and $616,067 at December 31, 1997 and 1996, respectively.

4.    Losses and Loss Adjustment Expenses:

Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                       1997            1996            1995
Balance as of January 1                        $55,371,077     $52,091,497     $51,309,427
Less reinsurance recoverables                   20,855,702      16,000,653      18,499,642

      Net balance at January 1                  34,515,375      36,090,844      32,809,785

Acquisition of First Delaware                      667,929               -               -

Incurred related to:
    Current year                                42,857,000      43,801,765      48,067,295
    Prior years                                 (4,342,940)        557,025       2,442,000

      Total incurred                            38,514,060      44,358,790      50,509,295

Paid related to:
    Current year                                27,276,000      29,648,916      29,970,071
    Prior years                                 14,703,977      16,285,343      17,258,165

      Total paid                                41,979,977      45,934,259      47,228,236

Net balance as of December 31                   31,717,387      34,515,375      36,090,844
Plus reinsurance recoverables                   17,001,279      20,855,702      16,000,653

Balance at December 31                         $48,718,666     $55,371,077     $52,091,497

      Changes in estimates for prior years in 1997 are attributable to favorable loss development primarily in workers' compensation reserves. The changes in estimates for prior years in 1996 and 1995 are primarily attributable to incurred loss development experience across all lines of business.

      The liability for losses and loss adjustment expenses reflects management's best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported. In many cases, significant periods of time, ranging up to several years, may elapse between the occurrence of an insured loss, the reporting of the loss, and the payment of that loss.
As part of the process in determining these amounts, historical data is reviewed and consideration is given to the impact of various factors, such as legal developments, changes in social attitudes, and economic conditions.

      The Group's insurance subsidiaries have geographic exposure to catastrophic losses in certain Mid Atlantic states. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, explosions, severe weather and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Group's insurance subsidiaries generally seek to reduce their exposure to catastrophe through individual risk selection and the purchase of catastrophe reinsurance.

      Management believes that its liability for losses and loss adjustment expenses is fairly stated, in accordance with generally accepted actuarial principles and practices. However, estimating the ultimate claims liability is a complex and judgmental process inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payments and reporting patterns, legislative developments, and economic conditions, the estimates are revised accordingly and the impact is reflected currently in the consolidated financial statements.

5.    Property and Equipment

      Property and equipment consisted of the following at December 31, 1997 and 1996:

                                      1997            1996

Land                            $   767,407    $  287,407
Buildings and improvements        4,992,202     4,237,217
Furniture, fixtures and
  equipment                             7,599,114     4,143,142


Property and equipment, cost     13,358,723    8,667,766

Less accumulated depreciation    (5,458,521)  (4,292,782)

                                       7,900,202     4,374,984

Software in development                 1,771,969        2,160,805
Construction in Progress                  440,041               -

    Property and equipment     $ 10,112,212    $6,535,789

6.    Reinsurance:

      The Group's insurance subsidiaries maintain reinsurance agreements which provide coverage for individual property and liability claims, as well as, catastrophic events. These reinsurance programs mitigate loss exposure from individually large losses and an aggregation of losses arising from a single loss event. The Group is contingently liable for reinsured claims if the assuming reinsurers cannot meet their obligations under the reinsurance agreements.

      The following amounts represent the Group's reinsurance activity with unrelated insurers in 1997, 1996 and 1995:

                                        1997            1996            1995
Ceded:
     Premiums earned                $24,817,610     $27,468,375     $11,600,070
     Unearned premiums               $6,285,844      $8,417,500      $1,469,316
     Losses and loss adjustment
           expenses incurred         $8,816,887     $30,508,137      $6,897,673

Assumed:
     Premiums earned                   $300,536        $142,423        $114,395
     Unearned premiums                  $76,602         $27,545         $22,431
     Losses and loss adjustment
        expenses incurred              $314,913        $180,604        $384,762


      The Insurance Companies maintain a 15% (20% in 1996) quota share reinsurance agreement with their primary reinsurer, American Re-Insurance Company (American Re). The agreement provides for a 30% (35% in 1996) ceding commission on net business written. This agreement is intended to provide protection from high frequency and low severity type losses. The following summarizes activity under this treaty in 1997 and 1996:

                                         1997            1996

Earned premiums                     $10,732,903     $13,647,111
Unearned premiums                    $5,198,631      $4,867,616
Losses and loss adjustment
  expenses incurred                  $6,943,898      $7,779,576

      Reinsurance recoverable under this agreement on paid and unpaid losses were $5,565,726 and $10,690,231 at December 31, 1997 and 1996, respectively.

      The Group performs credit reviews of its reinsurers, focusing on financial stability and commitment to the reinsurance business. At December 31, 1997, the Group had a reinsurance recoverable of approximately $13,792,000, net of applicable ceded reinsurance payable, due from American Re. American Re's A.M. Best rating is A+.

      Ceded premiums subject to retrospective rate adjustments were approximately $1,450,000, $2,000,000 and $1,600,000 for
1997, 1996 and 1995, respectively. No material adjustments from amounts originally estimated have been recorded.

7.   Subordinated Debt:

      During 1989, Old Guard received $6,000,000 in subordinated debt from a third party, the remaining balance of which was repaid as part of the Group's subscription offering in 1997. Repayment was in the form of 150,000 shares of the Group's stock. Old Guard paid interest of $19,603, $174,021 and $224,877 under the obligation in 1997, 1996 and 1995, respectively.

8.    Lines of Credit:

      Subsidiaries of the Group jointly maintain cash management programs with a local financial institution. The programs provide for draws by any member of the Group against a line of credit in the event of overdrafts. The line of credit is subject to a maximum of $1,500,000 and bears interest at prime. The Group must maintain zero balances on the lines for one thirty-day period each year and must meet certain demand deposit requirements. No borrowings were made under these arrangements during 1997 or 1996. The Group also maintains a $15,000,000 acquisition line of credit which is subject to certain approvals by the granting institution before funds can be drawn.

9.    Income Taxes:

      The tax effect of significant temporary differences that give rise to the Group's net deferred tax asset as of December 31, is as follows:

                                            1997            1996
Unearned premiums                       $2,056,951      $1,765,297
Losses and loss adjustment expenses      1,435,173       1,676,812
Stock compensation costs                   752,695               -
Alternative minimum tax credit             241,550         565,204
Net operating loss carryforward            504,533       1,106,780
Other                                      249,316         417,375

  Deferred tax asset                    $5,240,218      $5,531,468

Deferred policy acquisition costs       $2,488,352      $1,905,137
Unrealized gain on investments           1,987,461       1,051,968
Depreciation and other                     501,655         441,763

  Deferred tax liability                $4,977,468      $3,398,868

   Net deferred tax asset                 $262,750      $2,132,600

The net deferred tax asset has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that it will generate sufficient future taxable income to utilize these net excess tax deductions. The amount of the deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

      Actual income tax expense (benefit) differed from expected income tax expense (benefit), computed by applying the federal corporate tax rate of 34% to income (loss) before income tax and minority interest, for each of the three years ended December 31 as follows:

                                            1997            1996            1995
Expected tax expense (benefit)          $1,865,472     $(1,137,910)      $(465,155)

Tax-exempt interest                         (8,041)         (9,380)        (61,558)

Dividends received reduction               (95,595)       (144,871)       (161,764)

ESOP compensation                           46,549

Goodwill                                    18,749

Research and experimentation
  credit                                         -        (127,823)              -
Other                                      182,269          (7,096)          3,946

   Income tax expense (benefit)         $2,009,403     $(1,427,080)      $(684,531)

      The components of income tax expense (benefit) for each of the three years ended December 31 are as follows:

                                             1997            1996            1995
Current federal income
  tax expense (benefit)                  1,050,862        (516,465)        (22,803)

Deferred federal income
  tax expense (benefit)                    958,541        (910,615)       (661,728)

  Income tax expense (benefit)           2,009,403      (1,427,080)       (684,531)

      First Patriot has a net operating loss carryforward at December 31, 1997 of approximately $1,476,000. First Patriot's net operating loss carryforward expires $58,000 in 2007, $261,000 in 2009, $780,000 in 2010 and $377,000 in 2011.

      As of December 31, 1997, Old Guard and Old Guard Fire had alternative minimum tax credit carryforwards of approximately
$88,000 and $152,000, respectively, available to offset future regular income tax.

10.   Employee Benefit Plans

      The Group and it subsidiaries maintain certain stock compensation and retirement plans. The stock compensation plans were adopted by the Board of the Directors of the Group in connection with the initial public offering. The retirement plans are essentially the same as maintained by Old Guard prior to the Conversion.

Stock Compensation Plan

      The Stock Compensation Plan was adopted by the Board of Directors of the Group on December 20, 1996 and approved by shareholders at the first Annual Meeting on August 19, 1997. The purpose of the plan is to provide additional incentive to directors and employees by facilitating their purchase of stock of the Group. Awards under the plan may be made in the form of options, stock appreciation rights or grants of restricted stock. Awards up to 420,491 shares may be made under the Stock Compensation Plan. The Compensation Committee of the Board of Directors of the Group may, at their discretion, select employees to whom awards will be granted, the number of shares to be subject to such awards, the terms and conditions of such awards and other restrictions they deem appropriate. No awards of stock appreciation rights or restricted stock have been made as of December 31, 1997.

      The Group applies the APB Opinion No. 25 expense recognition criteria of SFAS No. 123 and related interpretations in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized, except for the one-time charge of $2,016,931 described later herein, in the accompanying financial statements for the difference between the fair value of stock-based compensation plans and the intrinsic value. Had compensation cost for stock-based compensation plans been determined using fair value, the Group's net income and earnings per share for 1997 would have been as follows:

      Net income:
            As reported             $ 3,484,566
            Pro forma               $ 3,074,985

      Basic earnings per share:
            As reported             $ .92
            Pro forma               $ .79
      The per share weighted-average fair value of options granted during 1997 was $10.75. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 1997: dividend yield of .50%, expected volatility of 20.00%; risk-free interest rate of 6.33% and an expected life of 5.40 years.

      On February 11, 1997, in connection with the Group's subscription offering, 237,286 stock options were granted to directors and officers. These options have an exercise price of $10 per share and are exercisable by the grantee for a period of ten years. The granting of these options was approved by shareholders at the Group's first Annual Meeting on August 19, 1997. At that time the price of the Group's stock was $18.50 per share. The difference between the price of the stock at the measurement date and the exercise price of the options has been charged to earnings in 1997. Since these options were granted as non-qualified incentive stock options, the Group has recognized a deferred tax asset on the difference between the exercise price and the value of the options at the measurement date.

      Information regarding activity in the Group's stock options plan is presented below:

                         Weighted- Average      Exercise Prices
                          Number of Shares                  Per Share

Outstanding at
    January 1, 1997                   -             N/A
Granted in 1997                 247,286          $10.42
Exercised in 1997                     -             N/A
Forfeited in 1997                   -               N/A
      Outstanding at
    December 31, 1997          247,286           $10.42

      The following table summarizes information about the Group's stock option plan at December 31, 1997:

Exercise Prices                           $10         $19      $22
Outstanding at December 31, 1997          237,286     5,000       5,000
Weighted-average remaining
  contractual life (in years)             9.1         9.6         9.6
Options exercisable at
   December 31, 1997                      237,286     5,000       5,000


Management Recognition Plan

      On December 20, 1996, the Board of Directors of the Group also adopted a Management Recognition Plan (MRP) which is designed to reward and retain key employees of the Group at the time of the conversion. A total of 168,196 shares were authorized for possible award. On August 19, 1997, shareholders approved the granting of 142,371 shares under the MRP. Further grants are not expected to take place. Awards under the MRP vest over a period of five years following the award date. The Group is recognizing compensation cost over the vesting period equal to the value of the shares granted at the award date. In 1997, $196,877 of compensation cost was recognized under the MRP.

      Employee Stock Ownership Plan

      The Board of Directors has also adopted an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of participating and eligible employees. Employees are eligible after having attained the age of 21 and completing one year of service with the Group or its subsidiaries. In connection with the subscription offering, the ESOP borrowed $4,054,910 in order to purchase 10% of the total shares issued by the Group. The loan bears interest at 8.45% and requires monthly payments of principal and interest of $49,178 for a term of 10 years. Because the Group has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded in the accompanying consolidated balance sheet as of December 31, 1997.

      Dividends on shares held by the ESOP are paid to the ESOP trust and together with Group contributions, are used by the ESOP to repay principal and interest on the outstanding debt. Shares are released for allocation to participants as the debt is retired. Interest incurred on the ESOP notes amounted to $ 282,079 in 1997. The Group paid dividends on the stock held by the ESOP of $20,275.

      Retirement Plans

      The Group has a discretionary noncontributory profit sharing plan covering eligible employees. The Group's contribution to the plan amounted to $58,224, $268,043 and $262,945 in 1997,
1996, and 1995, respectively.

      The Group also maintains a voluntary defined contribution savings plan covering substantially all full-time employees. The Group matches employee contributions up to 3% of compensation. The Group's contribution to this plan amounted to $168,064, $158,784 and $144,367 in 1997, 1996, and 1995, respectively.

11.   Earnings Per Share

      The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share.


                              1997              1996              1995
Net income (loss) - for
basic and diluted
earnings per share            $3,484,566        ($1,919,713)      ($683,571)

Common shares
outstanding                   3,803,141         3,957,610         3,957,610

Dilutive shares
  Outstanding stock
  options                        40,483                 -                 -

Total common and
  dilutive shares             3,843,624         3,957,610         3,957,610

      Options to purchase 10,000 shares of common stock at $19 to $22 per share were granted during the second half of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share for 1996 and 1995 are computed on a pro forma basis assuming the initial public offering took place on January 1, 1995.

12.   Commitments and Contingencies:

      In the event a property and casualty insurer becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers operating in that jurisdiction to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary written premiums to total written premiums for all insurers in that particular state. The Group charges these assessments to income in the period in which it is notified. The Group is not aware of any material assessments which have not been recorded at December 31, 1997.

13.   Fair Values of Financial Instruments:

      The carrying amounts of cash and cash equivalents, short-term investments and subordinated debt approximate their fair value.

      Fixed income securities, preferred stocks and common stocks are reported at fair value as established by quoted market prices on secondary markets as of the balance sheet dates.

14.  Related Party Transactions:

      Neffsville Mutual Fire Insurance Company (Neffsville) and
New Castle Mutual Insurance Company (New Castle) are affiliated with the Group through common management and reinsurance programs.

      Neffsville and New Castle are provided management services by OGIM for a fee as determined under a management agreement.
Management fees recognized by OGIM under the aforementioned management agreements are as follows:

                              1997         1996        1995
Neffsville                $110,200    $55,600   $45,000
New Castle                $ 86,900         --         --

      Neffsville maintains a quota share reinsurance agreement with OGF whereby 90% of Neffsville's business was assumed by Old Guard Fire during 1997, 1996 and 1995. The following summarizes the business ceded under the reinsurance agreement as of and for each of the years ended December 31:

                                         1997         1996         1995
Premiums written                      $2,371,963   $2,577,252   $2,094,759

Premiums earned                        2,371,561    2,577,252    2,094,759

Losses and loss adjustment expenses   (1,192,792)  (1,424,207)    (860,823)
Commissions                             (728,032)    (902,038)    (837,904)
                                      $  450,737   $  251,007   $  396,032
Liability for losses and loss
  adjustment expenses                 $  351,750   $  305,440   $  328,590
Receivable from Neffsville            $  755,497   $  258,430   $  214,582

            During 1997, Old Guard began to participate in New
Castle's reinsurance program. The following summarizes the business assumed from New Castle as of and for the year ended
December 31:

                                                 1997

      Premiums written                          $582,580

      Premiums earned                           $582,580

      Losses and loss adjustment
            expenses                             373,214
      Commissions                                170,631

                                                $ 38,735

      Reserve for losses and
            loss adjustment expenses            $191,450

      Receivable from New Castle                $108,895


15.   Litigation

      On February 11, 1997, the Group completed a plan of conversion under the Pennsylvania Insurance Company Mutual to Stock conversion Act (the "Act").

      On February 10, 1997, the Group, the Insurance Companies and each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States District Court for the Eastern District of Pennsylvania by four policyholders. By filing the class action portion of the lawsuit, these four policyholders purport to represent all 141,000 policyholders of the Insurance Companies. Seven of the eleven counts challenge the constitutionality of the Act. The plaintiffs are contending that the conversion plan violated the rights of the plaintiffs and members of the class under the United States and Pennsylvania, and that the Act is unconstitutional as applied by the conversion plan. The remainder of the class action claims assert theories regarding purported violations of the Act, principally relating to the description of the Plan in the proxy statement approved by the Insurance Department of the Commonwealth of Pennsylvania (Department) and mailed to policyholders. The derivative claim was brought against the directors of Insurance Companies, purportedly on behalf of the Insurance Companies, alleging breach of the fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which were contemplated by the Plan. The stock-based compensation plans are expressly permitted by the Act, were approved by the Department and have subsequently been approved by shareholders. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate.

      The Group, the Insurance Companies and the individual defendants filed a motion to dismiss the complaint in May 1997. In December 1997, the Court granted the motion with respect to two of the constitutional counts and denied the motion with respect to the remaining nine counts, including five of the constitutional claims. Discovery has begun and is scheduled to be completed by September 30, 1998.

      However, at the direction of the trial judge, the Group, the Insurance Companies and the individual defendants expect to file a motion for summary judgment with respect to the constitutional claims on or before June 1, 1998. The Group cannot predict the outcome of any such summary judgment motion. If the motion for summary judgment is not granted, then, absent settlement, the case would proceed to trial.

      If the plaintiffs prevail in the above litigation, the remedy a court would grant or the amount of damages it might award is uncertain. A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the constitutional or other violation, the relative harm to the parties, and the public interest. In some cases, relief is applied on a prospective basis only; in other cases, relief is applied on a retroactive basis. No prediction can be made concerning the remedy a court would fashion or the amount of damages it might award. However, two of the more far-reaching possibilities include:

      - A requirement that the Group pay all purchasers of common stock, either on a mandatory basis or at the election of the purchaser, as damages or otherwise, (I) the purchase price paid per share of common stock acquired in the Conversion, plus interest, (ii) the market value per share of common stock acquired, or
            (iii) the greater of (I) or (ii), less, in each case, any proceeds received by such purchaser from the sale of the common stock. No assurance can be given that the group would have sufficient funds at that time to honor any such obligation; or

      - The Group could be required to pay or distribute to all or some policyholders of the Insurance Companies, either on a mandatory basis or at the election of the policyholders, an amount equal to the statutory surplus of the Insurance Companies as of the date of the Conversion as damages or otherwise. Such distribution could be required to be made in cash, common stock or other debt or equity securities. No assurance can be given that the Group would have sufficient funds, or the capacity to borrow sufficient funds, at that time to honor any such obligation. Any required distribution of common stock or other equity securities would materially dilute the interests of existing holder of the common stock.

      In the event that the Group could not honor its obligations under any remedy imposed by the Court, the Group could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department.

16.   Unaudited Quarterly Information (in thousands):

                                              1997
                         Fourth     Third     Second     First
                         Quarter    Quarter   Quarter    Quarter

Net premiums earned      $16,544    $15,377   $15,801    $14,707

Total revenues           $18,392    $18,097   $17,920    $16,636

After-tax operating
  income (loss), net of
  realized investment
  gains and losses       $   915    $ (436)   $   650   $    820

Net income               $ 1,174    $   258   $   924   $  1,129

Earnings per share
  Basic                      .31        .07       .24        .30
  Diluted                    .30        .07       .24        .30

                                             1996
                           Fourth    Third      Second     First
                       Quarter   Quarter    Quarter    Quarter

Net premiums earned    $13,887   $13,398    $12,988    $13,319

Total revenues         $14,668   $15,057    $14,961    $14,933

After-tax operating
  income (loss), net of
  realized investment
  gains and losses     $   591   $   160    $  (200)   $(3,385)

Net income (loss)      $   628   $   413    $   187    $(3,148)

Earnings per share
  Basic                    .16       .10        .05       -.80
  Diluted                  .16       .10        .05       -.80

                       Report of Independent Accountants



To the Board of Directors
Old Guard Group, Inc.


Our report on the consolidated financial statements of Old Guard Group, Inc. (the Group) is included in Item 8 of this Form 10-K. In connection with such audits of our financial statements, we have also audited the related financial statement schedules included in Item 8 of this Form 10-K. These financial statements schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

One South Market Square
Harrisburg, Pennsylvania
February 20, 1998

                                 OLD GUARD GROUP, INC.
      SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 AS OF DECEMBER 31, 1997


COLUMN A                                                    COLUMN B       COLUMN C       COLUMN D
                                                                           Fair           Balance
Type of Investment                                          Cost           Value          Sheet
Fixed Maturities:
  Bonds:
    United States Government and Government
      Agencies and Authorities                               $19,938,473    $19,957,350    $19,999,466
    States, Municipalities and Political Subdivisions         16,533,427     16,755,597     16,701,249
    Convertibles and Bonds with Warrants Attached              9,702,177     10,158,481     10,158,481
    All Other Corporate Bonds                                 48,068,400     49,085,755     48,761,362

  Redeemable Preferred Stock                                   4,431,698      4,626,565      4,626,565
      Total Fixed Maturities                                 $98,674,175   $100,583,748   $100,247,123


Equity Securities:
  Common Stocks:
    Public Utilities                                             $46,660        $56,787        $56,787
    Banks, Trust and Insurance Companies                       1,291,524      2,292,595      2,292,595
    Industrial, Miscellaneous and All Other                    6,546,903      9,858,936      9,858,936

  Non-redeemable Preferred Stock                                      -              -              -
      Total Equity Securities                                 $7,885,087    $12,208,318    $12,208,318

Other Long-Term Investments                                   $5,720,133     $5,668,025     $5,668,025

      Total Investments                                     $112,279,395   $118,460,091   $118,123,466

Old Guard Group, Inc.
Schedule II.  Condensed Financial Information of Registrant - Balance Sheet (Parent Company)
As of  December 31, 1997
ASSETS
Investments:
  Fixed income securities, available for sale                         $8,513,120
  Other invested assets                                                1,068,376
  Investment in subsidiaries, at equity                               70,560,377
    Total investments                                                 80,141,873

Cash and cash equivalents                                              2,729,671
Deferred income taxes                                                    702,051
Other assets                                                             196,524

    TOTAL ASSETS                                                     $83,770,119


LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  ESOP liability                                                       3,740,426
  Other liabilities                                                    1,375,320

    Total liabilities                                                  5,115,746

Shareholders' Equity:
  Preferred stock (5,000,000 shares authorized;
    None issued and outstanding)                                               -
  Common stock (15,000,000 shares authorized; 4,204,910
    shares issued; 4,084,370 shares outstanding, no par)              38,317,908
  Additional paid-in capital                                           4,787,703
  Deferred compensation                                               (6,277,553)
  Retained earnings                                                   40,259,736
  Net unrealized investment gains, net deferred income taxes           3,856,612
  Treasury stock, at cost (120,540 shares)                            (2,290,033)

    Total shareholders' equity                                        78,654,373

  Total liabilities and shareholders' equity                         $83,770,119


Old Guard Group, Inc.
Schedule II.  Condensed Financial Information of Registrant - Statement of Income (Parent Company)
For the Year Ended December 31, 1997
Revenue:
  Dividends from subsidiaries                                         $1,675,000
  Investment income                                                      828,502

    Total revenue                                                      2,503,502

Expense:
  Stock option compensation                                            2,016,931
  Other expense                                                        1,050,453
  Interest expense                                                       282,079

    Total expense                                                      3,349,463

Loss before income tax and equity in earnings of subsidiaries           (845,961)

  Income tax benefit                                                    (810,595)

Loss before equity in earnings of subsidiaries                           (35,366)

  Equity in undistributed earnings of subsidiaries                     3,519,932

  Net income                                                          $3,484,566



Old Guard Group, Inc.
Schedule II.  Condensed Financial Information of Registrant - Statement of Cash Flow (Parent Company)
For the year ended December 31, 1997
Cash flows from operating activities:
  Net income                                                          $3,484,566

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in undistributed earnings of subsidiaries                  (3,519,932)
    Deferred income tax benefit                                         (752,695)
    Non-cash compensation expense                                      2,565,061
    Other                                                               (143,646)

    Net cash provided by operating activities                           1,633,354


Cash flows from investing activities:
  Cost of purchases of fixed income securities                        (8,895,373)
  Proceeds from sales and maturities of fixed income securities          465,926
  Cost of equity securities acquired                                 (26,296,727)
  Cost of purchases of other invested assets                          (1,000,000)
  Proceeds from sales of other invested assets                         1,500,000

    Net cash used by investing activities                            (34,226,174)


Cash flows from financing activities
  Proceeds from sale of stock, net of issuance costs                  32,762,998
  Cost of treasury stock                                                (970,688)
  Payment of dividends                                                  (210,245)
  Proceeds from bank loans                                             3,954,770
  Payments on principal of capital lease or bank loan                   (214,344)

    Net cash provided by financing activities                        35,322,491


    Net increase in cash and cash equivalents                          2,729,671

Cash and cash equivalents at beginning of period                               -

Cash and cash equivalents at end of period                            $2,729,671

OLD GUARD GROUP, INC.
SCHEDULE IV - REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



COLUMN A                                COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
                                                                                           Percentage
                                                     Ceded to   Assumed from                of Amount
                                          Gross        Other        Other         Net      Assumed to
                                         Amount      Companies    Companies     Amount         Net
FOR THE YEAR ENDED DECEMBER 31, 1997   $83,991,527  $24,817,610  $3,254,677   $62,428,594        5.2


FOR THE YEAR ENDED DECEMBER 31, 1996   $78,340,414  $27,468,375  $2,719,675   $53,591,714        5.1


FOR THE YEAR ENDED DECEMBER 31, 1995   $76,054,340  $11,600,070  $2,209,154   $66,663,424        3.3


OLD GUARD GROUP, INC.
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY & CASUALTY INSURANCE OPERATIONS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995

COLUMN A                                         COLUMN B           COLUMN C          COLUMN D          COLUMN E       COLUMN F

                                                 DEFERRED           RESERVE FOR       DISCOUNT IF
                                                 POLICY             LOSSES AND        ANY                              NET
                                                 ACQUISITION        LOSS ADJ          DEDUCTED IN       UNEARNED       EARNED
AFFILIATION WITH REGISTRANT                      COSTS              EXPENSES          COLUMN C          PREMIUMS       PREMIUMS
CONSOLIDATED PROPERTY & CASUALTY ENTITIES

December 31, 1997                                $7,318,767        $48,718,666       $         0        $36,535,108    $62,428,594


December 31, 1996                                $5,603,343        $55,371,077       $         0        $34,377,756    $53,591,714

December 31, 1995                                $7,180,779        $52,091,497       $         0        $33,329,250    $66,663,424


                                            COLUMN G          COLUMN H                      COLUMN I     COLUMN J     COLUMN K

                                                              LOSSES AND LAE                             PAID LOSSES
                                            NET               INCURRED                                   AND LOSS      NET
                                            INVESTMENT        CURRENT         PRIOR         AMORT        ADJUSTMENT    WRITTEN
                                            INCOME            YEAR            YEAR          OF DPAC      EXPENSES      PREMIUMS
December 31, 1997                           $5,876,708        $42,857,000     ($4,342,940)  $16,398,006  $41,979,977  $66,063,881

December 31, 1996                           $4,494,818        $43,801,765      $  557,025   $12,076,183  $45,934,259  $47,692,036

December 31, 1995                           $4,685,787        $48,067,295      $2,442,000   $17,610,525  $47,228,236  $67,114,947


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 1998 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 1998 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

      The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 1998 annual meeting of shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 1998 annual meeting of shareholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

      (a)   1.    Financial Statements.

            The following consolidated financial statements are included by reference in Part II, Item 8 hereof:

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of December 31,
                  1997 and 1996.

                  Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

            2.    Financial Statement Schedules.

            The following financial statement schedules are included in Part II, Item 8 hereof:

                  Schedule I - Summary of Investments - Other than Investments in Related Parties

                  Schedule II - Condensed Financial Information of
                  Registrant

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

23          Consent of Coopers & Lybrand L.L.P.

27          Financial Data Schedule

________
*Denotes a compensatory plan, contract or arrangement.

      (b)   Reports on Form 8-K.

            None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OLD GUARD GROUP, INC.
                                          (Registrant)

March 30, 1998                      By /s/ David E. Hosler
                                          David E. Hosler, Chairman,
                                          President and Chief
                                          Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                 Title

__________________________     Director            March __, 1998
James W. Appel

/s/ John E. Barry              Director            March 25, 1998
John E. Barry

/s/ Luther R. Campbell, Jr.    Director            March 25, 1998
Luther R. Campbell, Jr.

/s/ M. Scott Clemens           Director            March 25, 1998
M. Scott Clemens

/s/ David E. Hosler            Chairman of Board   March 30, 1998
David E. Hosler                and Director

/s/ Richard B. Neiley, Jr.     Director            March 30, 1998
Richard B. Neiley, Jr.

/s/ G. Arthur Weaver           Director            March 25, 1998
G. Arthur Weaver

/s/ Robert L. Wechter          Director            March 25, 1998
Robert L. Wechter

/s/ Mark J. Keyser             Chief Financial     March 30, 1998
Mark J. Keyser                 Officer and
                               Treasurer
                               (Principal)
                               Financial Officer

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

23          Consent of Coopers & Lybrand L.L.P.

27          Financial Data Schedule

________
*Denotes a compensatory plan, contract or arrangement.