Form 10-Q
period 1998-03-31
OLD GUARD GROUP INC
filed 1998-05-15
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

  Number of Shares Outstanding as of April 30, 1998: 4,235,605

                   Common Stock (No Par Value)
                        (Title of Class)

                      OLD GUARD GROUP, INC

                            Form 10-Q

              For the Quarter Ended March 31, 1998

                            Contents


Part I -  FINANCIAL INFORMATION                        Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31,
            1998 and December 31, 1997                      3
          Consolidated Statements of Income for the
            Three Months Ended March 31, 1998 and 1997 5 Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 1998       6
          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997      7
          Notes to Consolidated Financial Statements        9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                17

Item 2.   Change in Securities                             17

Item 3.   Defaults upon Senior Securities                  17

Item 4.   Submission of Matters to a Vote of Security
            Holders                                        17

Item 5.   Other Information                                17

Item 6.   Exhibits and Reports on Form 8-K                 17

             OLD GUARD GROUP, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                           (UNAUDITED)


                                                 As of             As of
                                            March 31, 1998   December 31, 1997

ASSETS
Investments:
 Fixed income securities
  Held to maturity, at amortized cost         $37,490,309      $38,382,722
  Available for sale, at fair value            56,174,676       57,237,836
 Preferred stocks, available for sale,
  at fair value                                 5,612,795        4,626,565
 Common stocks, available for sale,
   at fair value                               13,573,514       12,208,318
 Other invested assets                          5,766,152        5,668,025

   Total investments                          118,617,446      118,123,466

Cash and cash equivalents                       7,791,144       10,214,908
Receivables:
 Premiums                                       8,137,580        7,945,218
 Reinsurance                                   11,136,689       10,767,770
 Investment income                              1,275,785        1,236,186
 Affiliates                                     3,549,668        1,093,062
Prepaid reinsurance premiums                    4,752,393        6,285,844
Deferred policy acquisition costs               8,245,993        7,318,767
Deferred income taxes                                  -           262,750
Property and equipment                         12,205,345       10,112,212
Goodwill                                          758,237          772,023
Other assets                                    2,825,867        1,266,509

     Total assets                            $179,296,147     $175,398,715

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Losses and loss adjustment expenses           47,586,178       48,718,666
 Unearned premiums                             38,546,440       36,535,108
 Accrued expenses                               1,824,762        2,541,896
 Capital lease obligations                        598,572          796,558
 Deferred income taxes                            511,632               -
 ESOP liability                                 3,771,624        3,840,566
 Other liabilities                              3,969,810        3,662,423

     Total liabilities                         96,809,018       96,095,217

Minority Interest                                 682,212          649,125

Shareholders' Equity:
 Preferred stock (5,000,000 shares authorized;
  0 issued and outstanding)                            -                -
 Common Stock (15,000,000 shares authorized;
  4,232,605 and 4,204,910 shares issued;
  4,106,265 and 4,084,370 shares outstanding;
  no par)                                      38,594,858       38,317,908
 Additional paid-in capital                     4,844,702        4,787,703
 Deferred compensation                         (6,046,384)      (6,277,553)
 Retained earnings                             41,627,414       40,259,736
 Net unrealized investment gains, net of
  deferred income taxes                         5,228,360        3,856,612
 Treasury stock, at cost (126,340 and
  120,540 shares)                              (2,444,033)      (2,290,033)

      Total shareholders' equity               81,804,917       78,654,373

      Total liabilities and shareholders'
        equity                               $179,296,147     $175,398,715


       The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Income
                           (UNAUDITED)

                                              For the Three     For the Three
                                              Months Ended      Months Ended
                                              March 31, 1998    March 31, 1997
Revenue:
  Net premiums written                        $21,274,210       $16,752,561
  Change in unearned premiums                  (3,544,783)       (2,045,615)

  Net premiums earned                          17,729,427        14,706,946

  Investment income, net of expenses            1,503,754         1,373,236
  Net realized investment gains                   807,381           467,258
  Other revenue                                   598,651            88,890

  Total revenue                                20,639,213        16,636,330

Expenses:
  Losses and loss adjustment expenses incurred  9,540,015         8,885,227
  Operating expenses                            8,501,608         5,856,756
  Interest expense                                111,709           136,529

  Total expenses                               18,153,332        14,878,512

Income before income tax and minority
  interest                                      2,485,881         1,757,818

Income tax expense                                874,870           618,890

Income before minority interest                 1,611,011         1,138,928

Minority interest in earnings of consolidated
  subsidiary                                       33,087            10,274

Net income                                      1,577,924         1,128,654

Other comprehensive income, before tax:
  Unrealized holding gains (losses)             2,893,813        (1,032,459)
  Less: Reclassification adjustment for gains
    included in net income                        807,381           467,258

Other comprehensive income (loss),
  before tax                                    2,086,432        (1,499,717)
Income tax expense (benefit) related to
  items of other comprehensive income             714,684          (562,034)

Other comprehensive income (loss), net of tax   1,371,748          (937,683)

Comprehensive income                          $ 2,949,672       $   190,971

Earnings per share
  Basic                                              0.43              0.30
  Diluted                                            0.41              0.30

         The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES

         Consolidated Statements of Shareholders' Equity

         For the Three Months Ended March 31, 1998

                           (UNAUDITED)


                                                                                              Net
                                                                                           Unrealized
                                                                                           Investment
                                                      Additional                          Gains, Net of
                                  Common Stock         Paid-In    Deferred     Retained     Deferred    Treasury
                                Shares      Amount     Capital   Compensation  Earnings   Income Taxes    Stock        Total

Balance, January 1, 1998      4,084,370  $38,317,908  $4,787,703 ($6,277,553) $40,259,736  $3,856,612  ($2,290,033) $78,654,373

Comprehensive income:
 Net income                                                                     1,577,924                             1,577,924
 Unrealized gains on
  securities, net of
  reclassification
  adjustment                                                                                1,371,748                 1,371,748
Comprehensive income                                                                                                  2,949,672

Dividends ($.05 per share)                                                       (210,246)                             (210,246)

Exercise of common
 stock options                   27,695      276,950                                                                    276,950

Purchase of treasury stock       (8,000)                                                                  (154,000)    (154,000)

MRP stock-based compensation      2,200                              162,226                                            162,226


ESOP compensation earned                                  56,999      68,943                                            125,942

Balance, March 31, 1998       4,106,265  $38,594,858  $4,844,702 ($6,046,384) $41,627,414  $5,228,360  ($2,444,033) $81,804,917



         The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                           (UNAUDITED)

                                                       For the Three     For the Three
                                                       Months Ended      Months Ended
                                                       March 31, 1998    March 31, 1997

Cash flows from operating activities:
 Net income                                               $1,577,924       $ 1,128,654

 Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                              346,326           359,384
  Net realized investment gains                             (807,381)         (467,258)
  Deferred income tax provision                               59,698           257,556
  Non-cash compensation expense                              288,167            28,968
  Other                                                       33,087            10,274
  (Increase) decrease in assets:
     Receivables                                          (3,057,486)        2,807,840
     Prepaid reinsurance premiums                          1,533,451         2,039,148
     Deferred policy acquisition costs                      (927,226)         (503,143)
     Other assets                                         (1,559,358)          403,186
  Increase (decrease) in liabilities:
    Losses and loss adjustment expenses                   (1,132,488)       (6,361,832)
     Unearned premiums                                     2,011,332          (807,208)
     Accrued expenses                                       (717,134)         (896,020)
     Other liabilities                                     1,626,732           912,935

  Net cash used by operating activities                     (724,356)       (1,087,516)

Cash flows from investing activities:
 Cost of purchases of fixed income securities
  Held to maturity                                        (1,973,291)                -
  Available for sale                                      (2,718,721)      (20,872,384)
 Proceeds from sales of fixed income securities
  Available for sale                                       3,877,689         2,361,290
 Proceeds from maturities of fixed income securities
  Held to maturity                                         2,829,399                 -
  Available for sale                                       1,076,753         1,503,316
 Cost of equity securities acquired                       (1,966,514)       (3,917,605)
 Proceeds from sales of equity securities                  1,318,861         2,447,578
 Cost of purchases of other invested assets                  (60,000)         (140,000)
 Proceeds from sales of other invested assets                      -           624,442
 FDIC acquisition, net of cash acquired                            -          (626,175)
 Cost of purchases of property and equipment              (2,410,016)       (2,050,159)

  Net cash used by investing activities                      (25,840)      (20,669,697)

Cash flows from financing activities:
 Proceeds from sale of stock                                 276,950        37,836,339
 Purchase of treasury stock                               (1,473,345)                -
 Payment of dividends                                       (210,246)                -
 Proceeds from bank loan                                           -         1,100,000
 Payments on principal of capital lease or bank loan        (266,927)       (1,742,731)

  Net cash used by financing activities                   (1,673,568)       37,193,608

  Net increase (decrease) in cash and cash equivalents    (2,423,764)       15,436,395

Cash and cash equivalents at beginning of period          10,214,908         5,668,369

Cash and cash equivalents at end of period               $ 7,791,144      $ 21,104,764



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

2.   Basis of Presentation

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the current year presentation.

3.   Earnings Per Share

     The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share.

                               March 31, 1998    March 31, 1997

Net income - for basic and
diluted earnings per share       $1,577,924        $1,128,654

Common shares outstanding         3,704,466         3,799,804

Dilutive shares

   Treasury stock in MRP trust      127,029                 -

   Outstanding stock options         94,941                 -

Total common and dilutive
  shares                          3,926,436         3,799,804

     Options to purchase 10,000 shares of common stock at $19 to $22 per share were granted during the second half of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

4.   Supplemental Cash Flow Disclosure

     Interest paid for the three months ended March 31, 1998 and 1997 was $84,808 and $112,941, respectively. Net income taxes paid (received) for the three months ended March 31, 1998 and 1997 was $490,000 and ($16,523), respectively.

5.   New Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards
(SFAS) No. 130, "Comprehensive Income," was issued. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The effects of adopting SFAS No. 130 are included in the consolidated financial statements included herein.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.
The Group is currently in the process of determining the effect of SFAS No. 131 upon its financial reporting requirements and will adopt SFAS No. 131 for its year-end 1998 financial reporting.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Premiums. Gross premiums written increased $4.6 million or 22.4% in the first quarter of 1998 as compared to the first quarter of 1997. The primary cause of this increase was the assumption of 100% of the net premiums of New Castle Mutual Insurance Company (New Castle), which is affiliated with the Group through a management contract. Assumed premiums from New Castle amounted to $4.4 million in the first quarter of 1998 versus $299,000 in 1997. Of the $4.4 million, $3.0 million is attributable to the one time transfer of New Castle's unearned premium reserve as of January 1, 1998. Other increases in gross written premiums are attributable to changes in direct premiums with commercial and personal automobile, farmowners and commercial multi-peril experiencing the most significant growth while property lines and workers' compensation direct premiums decreased.

     Premiums ceded to reinsurers decreased $349,000 to $3.5 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The decrease in premiums ceded was attributable to the elimination, on a run-off basis, of the quota share reinsurance agreement effective January 1, 1998. As a result, no premiums are ceded under the quota share reinsurance treaty in 1998. This compares to $1,000,000 of ceded premiums ceded under this treaty in the first quarter of 1997 and negative ceded premiums of $1,400,000 under the surplus reinsurance treaty as a result of its cancellation effective January 1, 1997.

     Net premiums written increased $4.5 million, or 27.0%, for the quarter ended March 31, 1998 to $21.3 million from $16.8 million in 1997. For the same comparative periods, net premiums earned increased by $3.0 million, or 20.5%, to $17.7 million from $14.7 million in 1997. The increases in net premiums written and earned were directly attributable to the effects of the changes instituted in the Company's reinsurance program and increases in gross premiums written as previously discussed.

     Net Investment Income. Cash and invested assets decreased $1.9 million, or 1.5%, to $126.4 million on March 31, 1998 from $128.3 million on December 31, 1997. This decrease is primarily as a result of additional investments in computer software and hardware and constructions costs associated with the Group's home office expansion in Lancaster, Pennsylvania. For the quarter ended March 31, 1998, the yield on average cash and invested assets was 4.9% compared to 5.2% for the comparable period of 1997. The result of these changes was that net investment income increased $131,000, or 9.5%, to $1.5 million for the quarter ended March 31, 1998 from $1.4 million in the first quarter of 1997.

     Net Realized Investment Gains. Net realized investment gains were $807,000 for the first quarter of 1998 compared to $467,000 in 1997. The increase can be attributed to profits taken in both the Group's fixed income and equity portfolios.

     Losses and Loss Adjustment Expense. Net losses and loss adjustment expenses incurred increased by $655,000, or 7.4%, to $9.5 million for the quarter ended March 31, 1998 from $8.9 million for the quarter ended March 31, 1997. The loss and loss adjustment expense ratio for the first quarter of 1998 was 53.8% versus 60.4% in 1997. The decrease in the loss and loss adjustment expense ratio can be attributed to the mild winter weather experienced in the first quarter of 1998 which primarily benefitted the farmowners, homeowners, commercial multi-peril and automobile lines of business.

     Operating Expenses. Operating expenses increased by $2.6 million, or 45.2%, for the quarter ended March 31, 1998 to $8.5 million from $5.9 million for 1997. The increase is primarily the result of the unwinding of the quota share reinsurance agreement in 1998 and additional commission expense on the assumed business from New Castle.

     Federal Income Tax Expense. Federal income tax as a percentage of pre-tax income was 35.2% for the quarters ended
March 31, 1998 and 1997.

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

     The Group and its subsidiaries have in place unsecured lines of credit with local financial institutions under which they may borrow up to an aggregate of $1.5 million. During the first quarter of 1998, no amounts were borrowed against these lines of credit.

     Net cash used by operating activities was $700,000 and $1.1 million during the first quarter of 1998 and 1997, respectively. The negative cash flow from operating activities in 1998 was primarily a result of an increase in prepaid premium taxes and an increase in reinsurance receivables from New Castle offset somewhat by an increase in unearned premiums. The negative cash flow from operating activities during 1997 was primarily attributable to the reduction of liabilities for losses and loss adjustment expenses and year-end profit sharing with agents.

     In 1998, cash used by investing activities was minimal as the Group utilized the net proceeds from activity in its investment portfolio to finance its home office expansion. In 1997, cash used for investing activities was $20.7 million as the Group invested the net proceeds from the subscription offering and made continuing investments in computer systems.

     In 1998, cash used by financing activities was $1.7 million as the Group purchased treasury stock and paid cash dividends. In 1997, cash provided by financing activities of $37.2 million resulted primarily from the net proceeds from the subscription offering less repayments of capital leases and other debt.

     The principal source of liquidity for Old Guard Group, Inc.
(OGGI) will be dividend payments and other fees received from its subsidiaries. OGGI's insurance subsidiaries are restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay to the OGGI without the prior approval of the state regulatory authority. Under Pennsylvania law, the maximum amount that may generally be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department, cannot exceed the greater of 10% of the insurance company's statutory surplus as reported on the most recent annual statement filed with the Department, or the net income of the insurance company for the period covered by such annual statement. However, the Insurance Companies are further restricted as to the amount of dividends that may be paid to OGGI. These restrictions do not allow the Insurance Companies to pay a dividend to OGGI without prior approval of the Pennsylvania Insurance Department for a 36 month period following the conversion.

     OGGI's Employee Stock Ownership Plan (ESOP) borrowed
$4.1 million from an unaffiliated lender and $100,000 from OGGI to purchase 10% of the common stock issued in the Conversion.
The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of approximately $49,000 for a term of 10 years. The loans are secured by the shares of common stock purchased and the earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. OGGI expects to contribute sufficient funds to the ESOP to repay such loan, plus such other amounts as the OGGI's Board of Directors may determine at its discretion.

     In February 1996, OGIHC and American Technologies, Inc., a California based software lessor, entered into a lease financing agreement in connection with the acquisition by the Group of a new policy processing software system for approximately $2.5 million. The terms of the lease financing agreement provide for an aggregate lease facility up to $1.5 million. The implied interest rate under the lease is 9.5%. As of December 31, 1996, the lease facility was fully utilized. Under the terms of the lease financing agreement, OGIHC is required to make payments of approximately $57,000 per month for 24 months.

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

     Many experts now believe that the Year 2000 problem may have a material adverse impact on the national and global economy generally. In addition, it seems likely that if businesses are materially damaged as a result of Year 2000 problems, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies.
And, although management has concluded that under a fair reading of the various policies of insurance issued by it no coverage for Year 2000 problems should be considered to exist, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in the various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of the Group to accurately estimate the impact of the Year 2000 problem on the insurance issued by, or other business operations of the Group.

Forward-Looking Statements

     Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made throughout this report constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Group's dependence on investment income; the geographic concentration of the Group's business in the Northeast United States, the adequacy of the Group's liability for losses and loss adjustment expenses; government regulation of the insurance industry and the other risks and uncertainties discussed or indicated in all documents filed by the Group with the Securities and Exchange Commission. The Group expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the release of this report.

                   PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - For a detail description of the status of material litigation pending against the Group see footnote 15 of the Consolidated Financial Statements contained in the Group's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. No material events have happened impacting the status of that litigation since the filing of the 1997 Form 10-K.

ITEM 2.   Change in Securities - None

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders -
          None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          Report on Form 8-K was filed on February 13,
          1997 under "Item 5. Other Events" of such form

          Exhibit 27 - Financial Data Schedule

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OLD GUARD GROUP, INC.


Date:  May 15, 1998           /s/ Mark J. Keyser
                              Mark J. Keyser,
                              Chief Financial Officer and
                              Treasurer (principal financial
                              officer and principal accounting
                              officer)