Form 10-Q
period 1998-06-30
OLD GUARD GROUP INC
filed 1998-08-14
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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

     Number of Shares Outstanding as of July 31, 1998:

Common Stock (No Par Value)                        4,110,919
      (Title of Class)                       (Outstanding Shares)






                                                    Page 1 of 21

                      OLD GUARD GROUP, INC

                            Form 10-Q

               For the Quarter Ended June 30, 1998

                            Contents
                                                       Page No.

Part I    -    FINANCIAL INFORMATION

Item 1.   -    Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997          3

               Consolidated Statements of Income for the
               Three Months Ended June 30, 1998 and 1997    4

               Consolidated Statements of Income for the
               Six Months Ended June 30, 1998 and 1997      5

               Consolidated Statement of Shareholders'
               Equity for the Six Months Ended June 30,
               1998                                         6

               Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1998 and
               1997                                         7

               Notes to Consolidated Financial Statements   8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   11

PART II  -     OTHER INFORMATION

Item 1.        Legal Proceedings                            16

Item 2.        Change in Securities                         16

Item 3.        Defaults upon Senior Securities              16

Item 4.        Submission of Matters to a Vote of
               Security Holders                             16

Item 5.        Other Information                            17

Item 6.        Exhibits and Reports on Form 8 - K           17

                         OLD GUARD GROUP, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                         (UNAUDITED)

                                                      As of              As of
                                                      June 30, 1998      December 31, 1997
ASSETS
Investments:
 Fixed income securities
   Held to maturity, at amortized cost                    $36,248,944        $38,382,722
   Available for sale, at fair value                       54,418,919         57,237,836
 Preferred stocks, available for sale, at fair value        5,667,440          4,626,565
 Common stocks, available for sale, at fair value          13,965,730         12,208,318
 Other invested assets                                      7,069,092          5,668,025

     Total investments                                    117,370,125        118,123,466

Cash and cash equivalents                                   6,997,053         10,214,908
Receivables:
 Premiums                                                   9,018,885          7,945,218
 Reinsurance                                               13,255,550         10,767,770
 Investment income                                          1,212,868          1,236,186
 Affiliates                                                 2,253,455          1,093,062
Prepaid reinsurance premiums                                3,263,225          6,285,844
Deferred policy acquisition costs                           9,124,375          7,318,767
Deferred income taxes                                               -            262,750
Property and equipment                                     13,390,731         10,112,212
Goodwill                                                      744,451            772,023
Other assets                                                3,316,515          1,266,509

     Total assets                                        $179,947,233       $175,398,715
                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Losses and loss adjustment expenses                       49,921,751         48,718,666
 Unearned premiums                                         40,474,868         36,535,108
 Accrued expenses                                           1,529,841          2,541,896
 Capital lease obligations                                    447,657            796,558
 Deferred income taxes                                        442,038                  -
 ESOP liability                                             3,702,029          3,840,566
 Other liabilities                                          1,664,319          3,662,423

   Total liabilities                                       98,182,503         96,095,217

Minority Interest                                             692,030            649,125

Shareholders' Equity:
 Preferred stock (5,000,000 shares authorized;
   0 issued and outstanding)                                        -                  -
  Common Stock (15,000,000 shares authorized;
   4,239,459 and 4,204,910 shares issued; 4,110,919
   and 4,084,370 shares outstanding; no par)               38,641,398         38,317,908
 Additional paid-in capital                                 4,750,206          4,787,703
 Deferred compensation                                     (5,728,340)        (6,277,553)
 Retained earnings                                         40,977,643         40,259,736
 Net unrealized investment gains, net of deferred
   income taxes                                             4,875,826          3,856,612
 Treasury stock, at cost (128,540 and
   120,540 shares)                                         (2,444,033)        (2,290,033)

      Total shareholders' equity                           81,072,700         78,654,373

      Total liabilities and shareholders' equity         $179,947,233       $175,398,715
                                                         ============       ============
          <PAGE 3>
     The accompanying notes are an integral part of the consolidated financial statements.

           OLD GUARD GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Income
           (UNAUDITED)

                                                For the Three   For the Three
                                                Months Ended    Months Ended
                                                June 30, 1998   June 30, 1997
Revenue:
  Net premiums written                           $21,864,934     $18,061,209
  Change in unearned premiums                     (3,417,596)     (2,260,382)

  Net premiums earned                             18,447,338      15,800,827

  Investment income, net of expenses               1,548,070       1,560,761
  Net realized investment gains                      936,818         415,829
  Other revenue                                      609,562         142,800

  Total revenue                                   21,541,788      17,920,217
                                                 ===========     ===========

Expenses:
  Losses and loss adjustment expenses incurred    14,274,556      10,046,229
  Operating expenses                               8,178,437       6,150,051
  Interest expense                                   103,504         159,352

  Total expenses                                  22,556,497      16,355,632

Income (loss) before income tax (benefit)
  and minority interest                           (1,014,709)      1,564,585

Income tax expense (benefit)                        (374,757)        635,824

Income (loss) before minority interest              (639,952)        928,761

Minority interest in earnings of consolidated
  subsidiary                                           9,818           4,501

Net income (loss)                                   (649,770)        924,260

Other comprehensive income, before tax:
  Unrealized holding gains                           393,929       3,490,785
  Less: Reclassification adjustment for gains
       included in net income                        936,818         415,829

Other comprehensive income (loss), before tax       (542,889)      3,074,956
Income tax expense (benefit) related to items
  of other comprehensive income                     (190,355)      1,095,717

Other comprehensive income (loss), net of tax       (352,534)      1,979,239

Comprehensive income (loss)                      $(1,002,304)     $2,903,499

Earnings (loss) per share                        ===========      ==========
  Basic                                                (0.17)           0.24
  Diluted                                              (0.17)           0.24

The accompanying notes are an integral part of the consolidated financial statements.

           OLD GUARD GROUP, INC. AND SUBSIDIARIES
             Consolidated Statements of Income
           (UNAUDITED)

                                                For the Six      For the Six
                                                Months Ended     Months Ended
                                                June 30, 1998    June 30, 1997
Revenue:
  Net premiums written                           $43,139,144      $34,813,770
  Change in unearned premiums                     (6,962,379)      (4,305,997)

  Net premiums earned                             36,176,765       30,507,773

  Investment income, net of expenses               3,051,824        2,933,997
  Net realized investment gains                    1,744,199          883,087
  Other revenue                                    1,208,213          231,690

  Total revenue                                   42,181,001       34,556,547

Expenses:
  Losses and loss adjustment expenses incurred    23,814,571       18,931,456
  Operating expenses                              16,680,045       12,006,807
  Interest expense                                   215,213          295,881

  Total expenses                                  40,709,829       31,234,144
                                                 ===========      ===========

Income before income tax and minority interest     1,471,172        3,322,403

Income tax expense                                   500,113        1,254,714

Income before minority interest                      971,059        2,067,689

Minority interest in earnings of consolidated
  subsidiary                                          42,905           14,775

Net income                                           928,154        2,052,914

Other comprehensive income, before tax:
  Unrealized holding gains                         3,287,742        2,458,326
  Less: Reclassification adjustment for gains
       included in net income                      1,744,199          883,087

Other comprehensive income, before tax             1,543,543        1,575,239
Income tax expense related to items of other
  comprehensive income                               524,329          533,683

Other comprehensive income, net of tax             1,019,214        1,041,556

Comprehensive income                              $1,947,368       $3,094,470

Earnings per share                                ==========       ==========
  Basic                                                 0.25             0.54
  Diluted                                               0.24             0.54

The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
         Consolidated Statement of Shareholders' Equity
             For the Six Months Ended June 30, 1998
                           (UNAUDITED)

                                                                                          Net Unrealized
                                                                                             Investment
                                                   Additional                              Gains, Net of
                                Common Stock        Paid-In       Deferred     Retained       Deferred        Treasury
                            Shares      Amount      Capital     Compensation    Earnings    Income Taxes       Stock       Total
Balance, January 1, 1998  4,084,370  $38,317,908  $4,787,703   $(6,277,553)   $40,259,736    $3,856,612    $(2,290,033) $78,654,373

Comprehensive income:
  Net income                                                                     928,154                                    928,154
  Unrealized gains on
    investments, net of
    reclassification
    adjustment                                                                               1,019,214                    1,019,214
Comprehensive income                                                                                                      1,947,368

Dividends ($.05 per
  share)                                                                         (210,247)                                 (210,247)

Exercise of common stock
  options                    32,349      323,490                                                                            323,490

Purchase of treasury stock   (8,000)                                                                         (154,000)     (154,000)

MRP stock-based
  compensation                2,200                 (162,632)      410,676                                                  248,044

ESOP compensation earned                             125,135       138,537                                                  263,672

Balance, June 30, 1998    4,110,919  $38,641,398  $4,750,206   $(5,728,340)   $40,977,643   $4,875,826    $(2,444,033)  $81,072,700
                          =========  ===========  ==========   ===========    ===========   ==========    ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statement.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (UNAUDITED)

[CAPTION]

                                                           For the Six      For the Six
                                                           Months Ended    Months Ended
                                                          June 30, 1998   June 30, 1997
Cash flows from operating activities:
  Net income                                               $   928,154     $  2,052,914

  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Depreciation and amortization                                606,880          711,485
  Net realized investment gains                             (1,741,199)        (883,087)
  Deferred income tax provision                                180,458          475,164
  Non-cash compensation expense                                511,716          120,034
  Other                                                         39,905           14,775
  (Increase) decrease in assets:
    Receivables                                             (4,698,522)      (2,058,445)
    Prepaid reinsurance premiums                             3,022,619        1,497,773
    Deferred policy acquisition costs                       (1,805,608)        (944,047)
    Other assets                                            (2,000,006)         152,467
  Increase (decrease) in liabilities:
    Losses and loss adjustment expenses                      1,203,085       (2,217,575)
    Unearned premiums                                        3,939,760        1,994,551
    Accrued expenses                                        (1,012,055)        (846,322)
    Other liabilities                                         (678,757)         466,445

  Net cash provided (used) by operating activities          (1,503,570)         536,132

Cash flows from investing activities:
  Cost of purchases of fixed income securities
    Held to maturity                                        (4,991,611)     (28,987,512)
    Available for sale                                      (7,700,659)               -
  Proceeds from sales of fixed income securities
    Available for sale                                      10,820,521        3,911,883
  Proceeds from maturities of fixed income securities
    Held to maturity                                         7,072,238                -
    Available for sale                                       1,022,511        5,226,743
  Cost of equity securities acquired                        (4,139,288)      (4,795,895)
  Proceeds from sales of equity securities                   3,190,235        3,320,106
  Cost of purchases of other invested assets                   (50,000)      (2,640,000)
  Proceeds from sales of other invested assets              (1,250,000)         588,582
  FDIC acquisition, net of cash acquired                             -         (626,175)
  Cost of purchases of property and equipment               (3,843,692)      (2,747,445)
  Proceeds from sales of property and equipment                  3,000                -

    Net cash provided (used) by investing activities           133,255      (26,749,713)

Cash flows from financing activities:
  Proceeds from sale of stock, net of issuance costs           323,490       33,772,098
  Purchase of treasury stock                                (1,473,345)               -
  Payment of dividends                                        (210,247)               -
  Proceeds from bank loans                                           -        5,054,770
  Payments on principal of capital lease or bank loan         (487,438)      (2,005,230)

    Net cash provided (used) by financing activities        (1,847,540)      36,821,638

    Net increase (decrease) in cash and cash equivalents    (3,217,855)      10,608,057
  <PAGE 8>
Cash and cash equivalents at beginning of period            10,214,908        5,668,369

Cash and cash equivalents at end of period                 $ 6,997,053     $ 16,276,426

     The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                           (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     The consolidated financial statements include the accounts of Old Guard Group, Inc. (OGGI) and its wholly-owned subsidiaries (the Group), Old Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard Fire), First Patriot Insurance Company (First Patriot), Old Guard Insurance Management Company
(OGIM), 2929 Service Corporation and OGGI's 80% owned subsidiary, First Delaware Insurance Company (First Delaware).

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1997 included in the Group's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the current year presentation.

3.   Earnings Per Share

     The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share for the six months ended:
  <PAGE 10>
                                   June 30, 1998   June 30, 1997

     Net income - for basic and
       diluted earnings per share    $  928,154       $2,052,914

     Common shares outstanding        3,720,243        3,802,235

     Dilutive shares

       Treasury stock in MRP trust      126,682            -

       Outstanding stock options         98,900            -

     Total common and dilutive
       shares                         3,945,825        3,802,235

4.   Supplemental Cash Flow Disclosure

     Interest paid for the six months ended June 30, 1998 and 1997 was $215,213 and $271,095, respectively. Net income taxes paid for the six months ended June 30, 1998 and 1997 was $1,322,200 and $271,095, respectively.

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

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.
The Group is currently in the process of determining the effect of SFAS No. 131 upon its financial reporting requirements and
<PAGE 11> will adopt SFAS No. 131 for its year-end 1998 financial reporting.

     In June 1998, SFAS No. 133 was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure of variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS
No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the Group is presently evaluating the impact of SFAS No. 133, the adoption of SFAS
No. 133 is not expected to have a material impact on the Group's financial condition or results of operations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Premiums. Gross premiums written increased $996,000, or 4.1%, to $25.4 million, and $5.6 million, or 12.5%, to $50.6 million for the three and six month ends June 30, 1998, compared to the three and six months ended June 30, 1997. The primary cause of this increase was the assumption of 100% of the net premiums of New Castle Mutual Insurance Company (New Castle), which is affiliated with the Group through a management contract. Assumed premiums from New Castle amounted to $1,428,000 in the second quarter of 1998 versus $206,000 in 1997 and $5,815,000 for the first six months of 1998 versus $504,000 in 1997. Of the $5,815,000 of premiums assumed from New Castle, $3,015,000 is attributable to the one time transfer of New Castle's unearned premium reserve as of January 1, 1998.

     Premiums ceded to reinsurers decreased $2,781,000, or 44.1%, to $3,529,000, and $2,920,000, or 28.7%, to $7,266,000 for the
three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. The decrease in premiums ceded was attributable to the elimination, on a run-off basis, of the quota share reinsurance agreement effective January 1, 1998. As a result, no premiums are ceded under the quota share reinsurance treaty in 1998. This compares to $3,098,000 and $4,131,000 of ceded premiums ceded under this treaty for the three and six months ended June 30, 1997, respectively, and negative ceded premiums of $1,395,000 under the surplus reinsurance treaty during the six months ended June 30, 1997 as a result of its cancellation.

     Net premiums written increased $3,804,000, or 21.1%, to $21,865,000, and $8,325,000, or 23.9%, to $43,139,000 for the
three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. Net premiums earned increased $2,647,000, or 16.8%, to $18,447,000, and $5,659,000,
or 18.6%, to $36,177,000 during the three and six months ended June 30, 1998 compared to the three and six months periods ended June 30, 1997. The increases in net premiums written and earned were directly attributable to the effects of the changes instituted in the Group's reinsurance program and increases in gross premiums written as previously discussed.

     Net Investment Income. Cash and invested assets decreased $3,971,000 million, or 3.1%, to $124.4 million on June 30, 1998 from $128.3 million on December 31, 1997. This decrease is primarily a result of additional investments in computer software and hardware and constructions costs associated with the Group's home office expansion in Lancaster, Pennsylvania offset by gross unrealized gains on the investment portfolio that are carried at fair value of approximately $1,544,000. For the six months ended June 30, 1998, the yield on average cash and invested assets was 5.1% compared to 5.2% for the comparable period of 1997. Despite the overall decrease in invested assets and yield, net investment
<PAGE 13> income for the six months ended June 30, 1998 increased
$118,000 over the comparable period in 1997 because the proceeds from the Group's subscription offering completed in the first quarter of 1997 were invested for the entire six months of 1998.

     Net Realized Investment Gains. Net realized investment gains were $937,000 and $1,744,000 for the three and six months ended June 30, 1998, respectively, compared to $416,000 and $883,000 for the comparable periods in 1997. The increase can be attributed to profits taken in both the Group's fixed income and equity portfolios.

     Other Revenue. Other revenue increased $467,000, or 326.9%, to $610,000, and $977,000, or 421.5%, to $1,208,000 for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. The increase is attributable to the management agreement entered into with New Castle effective January 1, 1998.

     Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred increased by $4,228,000, or 42.1%, to $14,275,000, and $4,883,000, or 25.8%, to $23,815,000 for the
three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. The loss and loss adjustment expense ratio was 77.4% and 65.8% for the three and six months ended June 30, 1998, respectively, versus 63.6% and 62.1% for the comparable periods in 1997. The increase in the loss and loss adjustment expenses can be attributed to nearly $3,400,000 of losses from tornadoes and severe thunderstorms during the first week of June 1998 and more losses being retained by the Group as a result of the termination of the quota share reinsurance treaty.

     Operating Expenses. Operating expenses increased by $2,028,000, or 33.0%, to $8,178,000 and $4,673,000, or 38.9% to
$16,680,000 for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. The increases are primarily the result of the loss of commission income because of the unwinding of the quota share reinsurance agreement in 1998 and additional commission expense on the assumed business from New Castle.

     Federal Income Tax Expense. Federal income tax as a percentage of pre-tax income was 34.0% and 37.8% for the six months ended June 30, 1998 and 1997, respectively. The decrease in effective tax rate is primarily attributable to additional tax exempt interest on the investment portfolio in 1998.

     Liquidity and Capital Resources

     The principal sources of the Group's cash flow are premiums, investment income, maturing investments and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Group relate primarily to the payment of losses and loss adjustment
<PAGE 14> expenses.  The short and long-term liquidity
requirements of the Group vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

     The Group and its subsidiaries have in place unsecured lines of credit with a local financial institution under which they may borrow up to an aggregate of $1.5 million. As of June 30, 1998, no amounts were borrowed against these lines of credit.

     Net cash provided (used) by operating activities was $(1,504,000) and $536,000 during the first six months of 1998 and 1997, respectively. The change in cash flow from operating activities from 1997 to 1998 is primarily attributable to reduced operating profitability as a result of the tornadoes and severe thunderstorms in June of 1998, prepaid premium taxes and an increase in reinsurance receivables from New Castle.

     In 1998, cash used by investing activities was minimal as the Group utilized the net proceeds from activity in its investment portfolio to finance its home office expansion. In 1997, cash used for investing activities was $26.7 million because the Group invested the net proceeds from the subscription offering and made continuing investments in computer systems.

     In 1998, cash used by financing activities was $1,848,000 as the Group purchased treasury stock and paid cash dividends. In 1997, cash provided by financing activities of $36.8 million resulted primarily from the net proceeds from the subscription offering less repayments of capital leases and other debt.

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

     OGGI's Employee Stock Ownership Plan (ESOP) borrowed
$4.1 million from an unaffiliated lender and $100,000 from OGGI to purchase 10% of the common stock issued in the Conversion.
<PAGE 15> The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of approximately $49,000 for a term of 10 years. The loans are secured by the shares of common stock purchased and the earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. OGGI expects to contribute sufficient funds to the ESOP to repay such loan, plus such other amounts as the OGGI's Board of Directors may determine at its discretion.

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

     In July 1998, the Group secured a $3,500,000 mortgage to finance its home office expansion. The terms of the mortgage require principal payments over fifteen years and interest floating monthly at LIBOR plus 1.5%. $2,000,000 of the mortgage was converted to a fixed rate of 7.70% over fifteen years through the use of an interest rate swap.

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

Year 2000 Issue

     The unprecedented advances in computer technology over the past several decades have resulted in dramatic changes in the way companies do business. Most of these developments have been beneficial, but some have proven costly, as businesses have struggled to adapt to various features of the new technological landscape. One such well-publicized problem has arisen out of the worldwide use of the so called "Year 2000" programming convention, in which two digit numbers were generally used instead of four digit numbers to identify the years used in dates. As a consequence, most computers require relatively costly reprogramming to enable them to correctly perform data operations involving years 2000 or later, a problem anticipated
<PAGE 16> to have substantial repercussions on the business world because computer operations involving date calculations are pervasive.

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

     To ensure that all software applications are Year 2000 compliant, the Group is currently testing all applications in a true Year 2000 environment. This testing is being conducted on hardware and system operating software that has the operating system date beyond 1999. This project is scheduled to be completed by December 31, 1998. It is estimated that the total remaining cost to complete this phase and become Year 2000 compliant will be approximately $10,000.

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

Forward-Looking Statements

     Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made throughout this report constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business
<PAGE 17> conditions; the Group's dependence on investment
income; the geographic concentration of the Group's business in the Northeast United States, the adequacy of the Group's liability for losses and loss adjustment expenses; government regulation of the insurance industry and the other risks and uncertainties discussed or indicated in all documents filed by the Group with the Securities and Exchange Commission. The Group expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the release of this report.

                  PART II.   OTHER INFORMATION

ITEM 1. In February, 1997, four policyholders, purportedly on behalf of all policyholders, filed an action against the Group, the Insurance Companies, and their directors in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs seek damages for the loss of their alleged equity interest in the Insurance Companies as a result of the conversion, based on numerous theories including breach of fiduciary duty and civil rights claims. In April 1997, defendants filed a motion to dismiss for failure to state a cause of action. The motion to dismiss was granted as to two counts and denied as to the remaining nine counts. In January 1998, plaintiffs filed a motion for class certification and in July 1998, defendants filed a motion for summary judgment, which motions are currently pending before the Court.

ITEM 2.   Change in Securities  -  None

ITEM 3.   Defaults Upon Senior Securities  -  None

ITEM 4.   Submission of Matters to a Vote of Security Holders  -

     The 1998 Annual Meeting of Shareholders (the "Meeting") of the Group was held on May 12, 1998. Notice of the Meeting was mailed to shareholders on or about April 15, 1998.

     The meeting was held for the following purposes:

     1. To elect three Class II directors to hold office for three years from the date of election and until their successors are elected and qualified, and to elect two Class I directors to hold office for two years from the date of election and until their successors are elected and qualified (Matter No. 1);

     2. To ratify the appointment by the Group's Board of Directors of PricewaterhouseCoopers L.L.P., as the Group's independent auditors for the fiscal year ending
          December 31, 1998 (Matter No. 2).

     There was no solicitation in opposition to the nominees of the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or against, as well
<PAGE 19> as the number of abstentions for each of the nominees for election to the Board of Directors were as follows:

                 ELECTION OF CLASS II DIRECTORS

                 Nominee             For      Withheld

           James W. Appel         3,394,100    12,000
           M. Scott Clemens       3,358,528    47,572
           G. Arthur Weaver       3,368,200    37,900

                  ELECTION OF CLASS I DIRECTORS

                 Nominee             For      Withheld

           Karen M. Balaban       3,351,600    54,500
           Noah W. Kreider, Jr.   3,370,887    35,213

     Matter No. 2 was approved by Shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                    Abstentions and
                For      Against   Broker Non-Votes

             3,384,089    11,656        10,355

ITEM 5.   Other Information  -  None

ITEM 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibit 27  -  Financial Data Schedule

          (B)  Reports on Form 8-K - None

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OLD GUARD GROUP, INC.

Date:  August 14, 1998        /s/ Henry J. Straub
                              Henry J. Straub,
                              Chief Financial Officer and
                              Treasurer (principal financial
                              officer and principal accounting
                              officer)  <PAGE 21>