Form 10-Q
period 1998-09-30
OLD GUARD GROUP INC
filed 1998-11-16
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

      Number of Shares Outstanding as of  October 31, 1998:

Common Stock (No Par Value)                  3,968,785
    (Title of Class)                   (Outstanding Shares)

                      OLD GUARD GROUP, INC.

                            Form 10-Q

            For the Quarter Ended September 30, 1998

                            Contents


Part I   -   FINANCIAL INFORMATION                      Page No.

Item 1.      Financial Statements

             Consolidated Balance Sheets as of
               September 30, 1998 and December 31,
               1997                                         3
             Consolidated Statements of Income and
               Comprehensive Income for the Three
               Months Ended September 30,
               1998 and 1997                                4
             Consolidated Statements of Income and
               Comprehensive Income for the Nine
               Months Ended September 30, 1998 and
               1997                                         5
             Consolidated Statement of Shareholders'
               Equity for the Nine Months Ended
               September 30, 1998                           6
             Consolidated Statements of Cash Flows for
               the Nine Months Ended September 30, 1998
               and 1997                                     7
             Notes to Consolidated Financial Statements     8

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  12

PART II  -   OTHER INFORMATION

Item 1.      Legal Proceedings                             22

Item 2.      Change in Securities                          22

Item 3.      Defaults upon Senior Securities               22

Item 4.      Submission of Matters to a Vote of
               Security Holders                            22

Item 5.      Other Information                             22

Item 6.      Exhibits and Reports on Form 8-K              22

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           (UNAUDITED)

                                                               As of               As of
                                                         September 30, 1998  December 31, 1997
ASSETS
Investments:
 Fixed income securities
  Held to maturity, at amortized cost                     $ 36,481,692        $ 38,382,722
  Available for sale, at fair value                         53,671,892          57,237,836
 Preferred stocks, available for sale, at fair value         5,319,142           4,626,565
 Common stocks, available for sale, at fair value           12,464,330          12,208,318
 Other invested assets                                       6,524,178           5,668,025

           Total investments                               114,461,234         118,123,466

Cash and cash equivalents                                   10,036,205          10,214,908
Receivables:
 Premiums                                                    9,891,324           7,945,218
 Reinsurance                                                11,680,969          10,767,770
 Investment income                                           1,184,128           1,236,186
 Affiliates                                                  1,532,052           1,093,062
Prepaid reinsurance premiums                                 2,139,203           6,285,844
Deferred policy acquisition costs                            9,592,340           7,318,767
Deferred income taxes                                          758,756             262,750
Property and equipment                                      15,214,382          10,112,212
Goodwill                                                       730,665             772,023
Other assets                                                 3,632,436           1,266,509

     Total assets                                         $180,853,694        $175,398,715
                                                          ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Losses and loss adjustment expenses                        47,868,012          48,718,666
 Unearned premiums                                          41,613,869          36,535,108
 Accrued expenses                                            3,900,051           2,541,896
 Capital lease obligations                                           -             796,558
 Long-term debt                                              3,461,111                   -
 ESOP liability                                              3,621,012           3,840,566
 Other liabilities                                           2,366,476           3,662,423

  Total liabilities                                        102,830,531          96,095,217

Minority Interest                                              699,886             649,125

Shareholders' Equity:
 Preferred stock (5,000,000 shares authorized; 0 issued
  and outstanding)                                                   -                   -
  Common Stock (15,000,000 shares authorized; 4,247,417
  and 4,204,910 shares issued; 4,032,585 and
  4,084,370 shares outstanding; no par)                     38,766,603          38,317,908
 Additional paid-in capital                                  4,336,609           4,787,703
 Deferred compensation                                      (5,525,774)         (6,277,553)
 Retained earnings                                          40,188,085          40,259,736
 Net unrealized investment gains, net of deferred income
  taxes                                                      3,267,287           3,856,612
 Treasury stock, at cost (214,832 and 120,540 shares)       (3,709,533)         (2,290,033)

      Total shareholders' equity                            77,323,277          78,654,373

      Total liabilities and shareholders' equity          $180,853,694        $175,398,715
                                                          ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
   Consolidated Statements of Income  and Comprehensive Income
                           (UNAUDITED)

                                                                 For the Three        For the Three
                                                                 Months Ended         Months Ended
                                                              September 30, 1998   September 30, 1997
                                                              ------------------   ------------------
Revenue:
 Net premiums written                                             $22,102,373         $15,856,700
 Change in unearned premiums                                       (2,263,023)           (479,539)
                                                                  -----------         -----------

 Net premiums earned                                               19,839,350          15,377,161

 Investment income, net of expenses                                 1,302,936           1,560,464
 Net realized investment gains (losses)                              (461,848)          1,052,593
 Other revenue                                                        616,858             106,772
                                                                  -----------         -----------
 Total revenue                                                     21,297,296          18,096,990
                                                                  -----------         -----------

Expenses:
 Losses and loss adjustment expenses incurred                      12,514,531           9,597,204
 Operating expenses                                                 9,808,831           6,031,650
 Stock option compensation                                                  -           2,016,931
 Interest expense                                                     145,935             154,389
                                                                  -----------         -----------
 Total expenses                                                    22,469,297          17,800,174
                                                                  -----------         -----------

Income (loss) before income tax (benefit) and minority interest    (1,172,001)            296,816

Income tax expense (benefit)                                         (543,849)             40,802
                                                                  -----------         -----------
Income (loss) before minority interest                               (628,152)            256,014

Minority interest in earnings (loss) of consolidated subsidiary         7,856              (2,407)
                                                                  -----------         -----------
Net income (loss)                                                    (636,008)            258,421
                                                                  -----------         -----------
Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses)                                 (2,646,799)          2,362,527
 Less: Reclassification adjustment for gains (losses)
   included in net income                                            (209,618)          1,052,593
                                                                  -----------         -----------

Other comprehensive income (loss), before tax                      (2,437,181)          1,309,934
Income tax expense (benefit) related to items of other
 comprehensive income                                                (828,642)            395,953
                                                                  -----------         -----------
Other comprehensive income (loss), net of tax                      (1,608,539)            913,981
                                                                  -----------         -----------
Comprehensive income (loss)                                       $(2,244,547)        $ 1,172,402
                                                                  ===========         ===========

Earnings (loss) per share
 Basic                                                                  (0.17)               0.07
 Diluted                                                                (0.17)               0.07


The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
   Consolidated Statements of Income and Comprehensive Income
                           (UNAUDITED)

                                                                 For the Nine         For the Nine
                                                                 Months Ended         Months Ended
                                                              September 30, 1998   September 30, 1997
                                                              ------------------   ------------------
Revenue:
 Net premiums written                                             $65,241,517         $50,670,470
 Change in unearned premiums                                       (9,225,402)         (4,785,536)
                                                                  -----------         -----------
 Net premiums earned                                               56,016,115          45,884,934

 Investment income, net of expenses                                 4,354,760           4,494,461
 Net realized investment gains                                      1,282,351           1,935,680
 Other revenue                                                      1,825,071             338,462
                                                                  -----------         -----------
 Total revenue                                                     63,478,297          52,653,537
                                                                  -----------         -----------
Expenses:
 Losses and loss adjustment expenses incurred                      36,329,102          28,528,660
 Operating expenses                                                26,488,876          18,038,457
 Stock option compensation                                                  -           2,016,931
 Interest expense                                                     361,148             450,270
                                                                  -----------         -----------
 Total expenses                                                    63,179,126          49,034,318
                                                                  -----------         -----------
Income before income tax (benefit) and minority interest              299,171           3,619,219

Income tax expense (benefit)                                          (43,736)          1,295,516
                                                                  -----------         -----------
Income before minority interest                                       342,907           2,323,703

Minority interest in earnings of consolidated subsidiary               50,761              12,368
                                                                  -----------         -----------
Net income                                                            292,146           2,311,335
                                                                  -----------         -----------
Other comprehensive income (loss), before tax:
 Unrealized holding gains                                             640,943           4,820,853
 Less: Reclassification adjustment for gains included
      in net income                                                 1,534,581           1,935,680
                                                                  -----------         -----------
Other comprehensive income (loss), before tax                        (893,638)          2,885,173
Income tax expense (benefit) related to items of other
 comprehensive income                                                (304,313)            929,636
                                                                  -----------         -----------
Other comprehensive income (loss), net of tax                        (589,325)          1,955,537
                                                                  -----------         -----------
Comprehensive income (loss)                                       $  (297,179)        $ 4,266,872
                                                                  ===========         ===========

Earnings per share
 Basic                                                                   0.08                0.61
 Diluted                                                                 0.07                0.60


The accompanying notes are an integral part of the consolidated financial statements.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
         Consolidated Statement of Shareholders' Equity
          For the Nine Months Ended September 30, 1998
                           (UNAUDITED)

                                                                                                   Net
                                                                                                Unrealized
                                                                                                Investment
                                                        Additional                             Gains, Net
                                     Common Stock        Paid-In    Deferred      Retained   of Deferred   Treasury
                                  Shares      Amount      Capital   Compensation   Earnings   Income Taxes    Stock        Total
Balance, January 1, 1998        4,084,370  $38,317,908  $4,787,703  ($6,277,553) $40,259,736   $3,856,612  ($2,290,033) $78,654,373

Comprehensive income:
 Net income                                                                         $292,146                               $292.146
 Unrealized gains on
  investments, net of
  reclassification adjustment                                                                   ($589,325)                ($589,325)
Comprehensive income                                                                                                      ($297,179)


Dividends ($.05 per share)                                                         ($363,797)                             ($363,797)

Exercise of common stock options   40,257      402,570                                                                     $402,570

Purchase of treasury stock       (122,800)                                                                 ($1,907,219) ($1,907,219)

Reissuance of treasury stock        1,088                      476                                              16,456      $16,932

Stock-based compensation           29,670       46,125    (451,570)     751,779                                471,263     $817,597

Balance, September 30, 1998     4,032,585   38,766,603   4,336,609   (5,525,774) $40,188,085   $3,267,287  ($3,709,533) $77,323,277


The accompanying notes are an integral part of the consolidated financial statement.

             OLD GUARD GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (UNAUDITED)

                                                                       For the Nine        For the Nine
                                                                       Months Ended        Months Ended
                                                                    September 30, 1998   September 30, 1997
                                                                    ------------------   ------------------
Cash flows from operating activities:
 Net income                                                             $   292,146         $ 2,311,335
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                            912,841           1,077,766
   Net realized investment gains                                         (1,534,581)         (1,935,680)
   Deferred income tax provision                                           (191,694)            347,607
   Non-cash compensation expense                                            817,597           2,016,931
   Other                                                                     47,761             235,176
   (Increase) decrease in assets:
     Receivables                                                         (3,246,237)            192,052
     Prepaid reinsurance premiums                                         4,146,641           1,186,225
     Deferred policy acquisition costs                                   (2,273,573)         (1,025,277)
     Other assets                                                        (2,365,927)            306,012
   Increase (decrease) in liabilities:                                                                -
     Losses and loss adjustment expenses                                   (850,654)         (5,037,042)
     Unearned premiums                                                    5,078,761           2,785,636
     Accrued expenses                                                     1,358,155          (1,042,491)
     Other liabilities                                                       23,398             204,203
                                                                        -----------         -----------
   Net cash provided by operating activities                              2,214,634           1,622,453
                                                                        -----------         -----------
Cash flows from investing activities:
 Cost of purchases of fixed income securities
   Held to maturity                                                      (9,690,924)                  -
   Available for sale                                                   (15,981,005)        (39,326,489)
 Proceeds from sales of fixed income securities
   Available for sale                                                    17,946,190           8,293,481
 Proceeds from maturities of fixed income securities
   Held to maturity                                                      11,543,645             318,333
   Available for sale                                                     3,036,032           9,265,962
 Cost of equity securities acquired                                      (5,741,691)         (8,153,320)
 Proceeds from sales of equity securities                                 4,433,771           6,677,189
 Cost of purchases of other invested assets                              (1,250,000)         (2,640,000)
 Proceeds from sales of other invested assets                                     -             588,582
 FDIC acquisition, net of cash acquired                                           -            (626,175)
 Cost of purchases of property and equipment                             (5,966,497)         (3,365,744)
 Proceeds from sales of property and equipment                                3,000              20,700
                                                                        -----------         -----------
   Net cash used by investing activities                                 (1,667,479)        (28,947,481)
                                                                        -----------         -----------
Cash flows from financing activities:
 Proceeds from issuance of stock, net of costs                              402,570          33,721,482
 Purchase of treasury stock                                              (3,209,632)                  -
 Payment of dividends                                                      (363,797)           (210,246)
 Proceeds from issuance of long-term debt                                 3,500,000           5,054,770
 Repayment of long-term debt                                              (1,054,999)        (2,270,399)
                                                                        -----------         -----------
   Net cash provided (used) by financing activities                       (725,858)          36,295,607
                                                                        -----------         -----------
   Net increase (decrease) in cash and cash equivalents                   (178,703)           8,970,579
                                                                        -----------         -----------
Cash and cash equivalents at beginning of period                         10,214,908           5,668,369
                                                                        -----------         -----------
Cash and cash equivalents at end of period                              $10,036,205         $14,638,948
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

2.   Basis of Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
  <PAGE 8>
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1997 included in the Group's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Certain amounts in the 1997 financial statements have been reclassified to conform with the current year presentation.

3.   Earnings Per Share

     The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share for the nine months ended:

                       September 30, 1998     September 30, 1997

Net income for
basic and diluted
earnings per share          $  292,146             $2,311,335

Weighted average
common shares -
Basic EPS                    3,727,011              3,805,246

Dilutive shares

   Treasury stock in
   MRP trust                   123,288                      -

   Outstanding stock
   options                      89,761                 17,426

Weighted average common
shares Diluted EPS           3,940,060              3,822,672


4.   Supplemental Cash Flow Disclosure

     Interest paid for the nine months ended September 30, 1998 and 1997 was $361,148 and $423,261, respectively. Net income taxes paid for the nine months ended September 30, 1998 and 1997 was $1,480,328 and $706,532, respectively.
  <PAGE 9>
5.   New Accounting Pronouncements

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

     In June 1998, SFAS No. 133 was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in
<PAGE 10> other contracts (collectively referred to as
"derivatives") and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure of variable cash flows of a forecasted transaction, or
(iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the Group is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Group's financial condition or results of operations.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The accounting guidance of this SOP focuses on the timing of recognition and the measurement of liabilities for insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The Group believes that they are in compliance with the provisions of this SOP and no impact on its financial reporting is expected.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Premiums. Gross premiums written increased $2.6 million, or 11.6%, to $25.0 million, and $8.2 million, or 12.2%, to $75.6 million for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. The primary cause of this increase was the assumption of 100% of the net premiums of New Castle Insurance Company of Delaware (New Castle), which for the periods presented was affiliated with the Group through a management contract. Effective on October 7, 1998, OGGI acquired 100% of the common stock of New Castle. Assumed premiums from New Castle amounted to $1,647,000 in the third quarter of 1998 versus $104,000 in 1997 and $7,463,000 for the first nine months of 1998 versus $608,000 in 1997. Of the $7,463,000 of premiums assumed from New Castle, $3,015,000 is attributable to the one time transfer of New Castle's unearned premium reserve as of January 1, 1998. The remainder of the increase in gross premiums written is attributable to an increase in direct written premiums, primarily in workers' compensation and automobile lines of business.

     Premiums ceded to reinsurers decreased $3,656,000, or 55.7%, to $2,903,000 and $6,576,000, or 39.3%, to $10,169,000 for the
three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. The decrease in premiums ceded was attributable to the cancellation, on a run-off basis, of the quota share reinsurance agreement effective
January 1, 1998 and a decrease in reinsurance rates, offset by the cancellation of the surplus reinsurance treaty on January 1, 1997 which resulted in $1,395,000 negative ceded premiums during the nine months ended September 30, 1997. As a result of the elimination of the quota share agreement, no premiums are ceded under the quota share reinsurance treaty in 1998. This compares to $1,839,000 and $5,970,000 of ceded premiums ceded under this
<PAGE 12> treaty for the three and nine months ended
September 30, 1997, respectively.

     Net premiums written increased $6,246,000, or 39.4%, to $22,102,000, and $14,571,000, or 28.8%, to $65,242,000 for the
three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. Net premiums earned increased $4,462,000, or 29.0%, to $19,839,000, and
$10,131,000, or 22.1%, to $56,016,000 during the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. The increases in net premiums written and earned were directly attributable to the effects of the changes instituted in the Group's reinsurance program and increases in gross premiums written as previously discussed.

     Net Investment Income. Cash and invested assets decreased $3,841,000 million, or 3.0%, to $124.5 million on September 30, 1998 from $128.3 million on December 31, 1997. This decrease is primarily a result of additional investments in computer software and hardware, construction costs associated with the Group's home office expansion in Lancaster, Pennsylvania and purchases of treasury stock. For the nine months ended September 30, 1998, the yield on average cash and invested assets was 4.9% compared to 5.2% for the comparable period of 1997. As a result of this decrease in invested assets and yield, net investment income for the nine months ended September 30, 1998 decreased $140,000 over the comparable period in 1997.

     Net Realized Investment Gains (Losses). Net realized investment gains (losses) were $(462,000) and $1,282,000 for the three and nine months ended September 30, 1998, respectively, compared to $1,053,000 and $1,936,000 for the comparable periods in 1997. The decrease can be attributed to a pre-tax charge of $707,000 related to the acquisition of New Castle. OGGI completed its acquisition of New Castle in early October, 1998 and recognized a loss in September, 1998 as a result of writing down the carrying value of its surplus note investment in New
<PAGE 13> Castle, forgiveness of interest on the note, and costs related to the transaction.

     Other Revenue. Other revenue increased $510,000, or 478%, to $617,000, and $1,487,000 or 439%, to $1,825,000 for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. The increase is attributable to the management agreement entered into with New Castle effective January 1, 1998. Future fees relative to the management agreement with New Castle will be eliminated in consolidation since New Castle became a wholly-owned subsidiary of OGGI effective with its acquisition.

     Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred increased by $2,917,000, or 30.4%, to $12,515,000, and $7,800,000, or 27.3%, to $36,329,000 for the
three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. The loss and loss adjustment expense ratio was 63.1% and 64.9% for the three and nine months ended September 30, 1998, respectively, versus 62.4% and 62.2% for the comparable periods in 1997. The increase in the loss and loss adjustment expenses can be attributed to nearly $3,400,000 of losses from tornadoes and severe thunderstorms during the first week of June 1998 and more losses being retained by the Group as a result of the termination of the quota share reinsurance treaty.

     Operating Expenses. Operating expenses increased by $1,760,000, or 21.9%, to $9,809,000 and $6,433,000, or 32.1% to
$26,489,000 for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. The increases are primarily the result of the loss of commission income because of the unwinding of the quota share reinsurance agreement in 1998 and additional commission expense on the assumed business from New Castle offset by a non-recurring non-cash charge of $2.0 million taken in 1997 under FASB 123
related to the Company's Stock Compensation Plan.   <PAGE 14>

     Federal Income Tax Expense (Benefit). Federal income tax as a percentage of pre-tax income was (14.6%) and 35.8% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in effective tax rate is primarily attributable to additional tax exempt interest on the investment portfolio in 1998.

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

     The Group and its subsidiaries have in place unsecured lines of credit with a local financial institution under which they may borrow up to an aggregate of $1.5 million. As of September 30, 1998, no amounts were borrowed against these lines of credit.

     Net cash provided by operating activities was $2,215,000 and $1,622,000 during the first nine months of 1998 and 1997, respectively. The change in cash flow from operating activities from 1997 to 1998 is primarily attributable to increases in net premiums written as a result of growth, increases in assumed reinsurance from New Castle, and less ceded reinsurance.

     In 1998, cash used by investing activities was $1,667,000 as the Group continued to invest in new computer systems and its home office expansion. In 1997, cash used for investing activities was $28.9 million because the Group invested the net
<PAGE 15> proceeds from the subscription offering and made
investments in computer systems.

     In 1998, cash used by financing activities was $726,000 resulting from the Group's purchase of treasury stock offset by mortgage financing obtained on the newly constructed office building. The $3,500,000 mortgage requires principal payments over fifteen years and interest floating monthly at LIBOR plus 1.5%. $2,000,000 of the mortgage was converted to a fixed rate of 7.70% over fifteen years through the use of an interest rate swap. In 1997, cash provided by financing activities of $36.3 million resulted primarily from the net proceeds from the subscription offering less repayments of capital leases and other debt.

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

     OGGI's Employee Stock Ownership Plan (ESOP) borrowed
$4.1 million from an unaffiliated lender and $100,000 from OGGI
<PAGE 16> to purchase 10% of the common stock issued in the
Conversion. The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of approximately $50,000 for a term of 10 years. The loans are secured by the shares of common stock. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. OGGI expects to contribute sufficient funds as necessary to the ESOP to repay such loan, plus such other amounts as the OGGI's Board of Directors may determine at its discretion.

     In February 1996, OGIHC and American Technologies, Inc., a California based software lessor, entered into a lease financing agreement in connection with the acquisition by the Group of a new policy processing software system for approximately $2.5 million. The terms of the lease financing agreement provide for an aggregate lease facility up to $1.5 million. The implied interest rate under the lease is 9.5%. As of September 30, 1998, the lease obligation was repaid in full.

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

     Year 2000 Issue

          General
  <PAGE 17>
     As the year 2000 approaches, concerns arise involving business interruptions or failures of specific operations performed by computer chips as a result of date sensitive information. The problem results because some current information technology ("IT") systems and non-IT systems with embedded computer chips are not prepared to recognize the year change from 1999 to 2000. Absent remediation of non-compliant systems, there is a substantial risk to the Group of business interruption or failure. Therefore, it is important to prepare a contingency plan whereby all effected areas within the Group have been reviewed.

          Y2K Project

     The Group developed a Year 2000 Readiness Initiative Program to identify the enterprise-wide business impact(s) of the arrival of the year 2000. A plan was developed to ensure all applicable systems, equipment, vendors and external agents are compliant. The Group has utilized the recommendations from an outside consultant as a tool for project management.

     In the process of identifying assets affected by the year 2000 problem, a Y2K representative was selected from each department within the Group. Each representative completed an inventory of year 2000 affected assets utilized by their department. The inventory included infrastructure, including non-IT assets such as elevators and security systems, applications software, third-party suppliers and customers (external agents).

     The representatives prioritized assets by assigning a criticality factor. These factors consisted of "fatal," "critical," "marginal" and "desirable." "Fatal" is defined as the asset is necessary for uninterrupted operations of the Company and will fail or terminate when it is needed due to year 2000 date processing errors. "Critical" is defined as the asset is necessary for the operation of the Company, and year 2000
<PAGE 18>-related failures will produce an inaccurate or
incorrect result. "Marginal" is defined as the asset is necessary for the operation of the business, but year 2000-related failures will cause minor inconveniences, annoyances, or irritations. "Desirable" is defined as the asset is not mandatory for operating the business, but would be desirable. All assets will continue to be evaluated to determine whether they need to be replaced, repaired or are compliant. The Group has evaluated the majority of assets and expects all assessment work to be completed by December 1998.

     The Group's most "fatal" asset are older personal computers. The Company has developed a plan to ensure these systems will be compliant by the first quarter of 1999. Information regarding BIOS upgrades and recommendations have been received from the manufacturers of each of the different computer systems that are not year 2000 compliant. The software programs identified as not yet compliant continue to be reviewed and remediation will be implemented according to manufacturer recommendations. Some of the computer software programs currently being utilized will be replaced by compliant systems. Testing of software systems believed to be compliant is underway and will be completed by the end of 1998.

     Vendors and external agents also have been contacted by phone and/or letter to request information regarding their Y2K status. The Company has received some responses to date but all vendors have not yet responded. Alternative vendors have been identified for those vendors that do not respond. Therefore, should they not be compliant, the Company does not expect a significant impact expected on operations.

     In addition, a process also was established for reviewing new and existing contracts and maintenance agreements for appropriate Y2K compliance language. This process is projected to be completed by the end of 1998.
  <PAGE 19>
          Costs

     The Company presently expects that substantially all future costs associated with year 2000 compliance will be internal and are estimated to be less than $50,000. Costs incurred to date have been approximately $150,000.

          Contingency Plans

     Although the Group expects to confirm its year 2000 compliance in the near future, it has considered contingencies in case any of its fatal or critical assets, not already confirmed as compliant, fail year 2000 compliance testing. For such assets the Group has identified assets that can be used as an alternative without significant interruptions to service or operation.

          Policy Coverage

     Many experts now believe that the Year 2000 problem may have a material adverse impact on the national and global economy generally. In addition, it seems likely that if businesses are materially damaged as a result of Year 2000 problems, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies.
And, although management has concluded that under a fair reading of the various policies of insurance issued by it, no coverage for Year 2000 problems should be considered to exist, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in the various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of the Group to accurately estimate the impact of the Year 2000 problem on the insurance issued by, or other business operations of the Group.
  <PAGE 20>
          Forward-Looking Statements

     Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made throughout this report constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Group's dependence on investment income; the geographic concentration of the Group's business in the Northeast United States, the adequacy of the Group's liability for losses and loss adjustment expenses; government regulation of the insurance industry; the inability of the Company or third parties to achieve Y2K compliance and the other risks and uncertainties discussed or indicated in all documents filed by the Group with the Securities and Exchange Commission. The Group expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the release of this report.

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

ITEM 2.   Change in Securities  -  None

ITEM 3.   Defaults Upon Senior Securities  -  None

ITEM 4.   Submission of Matters to a Vote of Security Holders  -
          None

ITEM 5.   Other Information  -  None

ITEM 6.   Exhibits and Reports on Form 8-K

          (A.) Exhibit 27  -  Financial Data Schedule

          (B.) Reports on Form 8-K - None

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OLD GUARD GROUP, INC.


Date:__________________       __________________________________
                              Henry J. Straub,
                              Chief Financial Officer and
                              Treasurer (principal financial
                              officer and principal accounting
                              officer)  <PAGE 23>