Form 10-K
period 1998-12-31
OLD GUARD GROUP INC
filed 1999-04-01
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
      December 31, 1998 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $45,290,215 at March 25, 1999. As of March 25, 1999, the
Registrant had 4,256,327 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement with respect to its 1999 annual meeting of shareholders is incorporated by reference into Part
III hereof.

      Item 1.   BUSINESS.

                                  THE COMPANY

General

      Old Guard Group, Inc. (Company) was incorporated under the laws of the Commonwealth of Pennsylvania in May 1996 for the purpose of serving as a holding company for Old Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard
Fire), and First Patriot Insurance Company (First Patriot).

      On February 11, 1997, the Company became a holding company for Old Guard, Old Guard Fire and First Patriot upon the completion of their Conversion from Pennsylvania mutual insurance companies to Pennsylvania stock insurance companies and the simultaneous acquisition of their capital stock by the Company pursuant to a Joint Plan of Conversion adopted by the Boards of Directors of each company on May 31, 1996, as amended and restated on July 19, 1996 and January 10, 1997 (the Plan).

      On February 11, 1997, pursuant to the Plan, the Company completed the sale of 4,204,910 shares of its common stock, no par value per share (the "Common Stock") at the price of $10.00 per share in contemporaneous subscription and community offerings (collectively the "Offering") for gross proceeds of approximately $42,049,100, including the conversion of a $1.5 million surplus note into Common Stock. The conversion from mutual to stock form, the issuance of capital stock to the Company and the Offering are collectively referred to herein as the "Conversion".

      The Company's executive offices are located at 2929 Lititz
Pike, Lancaster, Pennsylvania 17601, and its main telephone number is (717) 569-5361. Old Guard Group, Inc. and its subsidiaries are collectively referred to herein as "OGGI".

Old Guard Insurance

      Old Guard, Old Guard Fire and First Patriot are each Pennsylvania-chartered insurance companies that converted from mutual to stock form on February 11, 1997. They are wholly-owned subsidiaries of the Company and operate as members of Old Guard Insurance (OGI), a group of insurance companies under common management. OGI also includes First Delaware Insurance Company (see "First Delaware Insurance Company Acquisition"), New Castle Insurance Company of Delaware (see "New Castle Insurance Company of Delaware Investment"), and through common management, Neffsville Mutual Fire Insurance Company (Neffsville). The members of OGI are property and casualty insurers of farms, small and medium-sized businesses and residences primarily in rural and suburban communities in Pennsylvania, Maryland and Delaware. OGI markets farmowners, homeowners and businessowners policies, as well as personal and commercial automobile, workers' compensation
<PAGE 1> and commercial multi-peril coverages through
approximately 500 independent agents.

      Old Guard, Old Guard Fire and First Patriot operate under an intercompany reinsurance pooling agreement pursuant to which all premium revenue, loss and loss adjustment expense are ceded to Old Guard and a fixed percentage of those items is retroceded by Old Guard to Old Guard Fire and First Patriot. The allocation of pooled revenue and expense is determined by the parties and is currently as follows: Old Guard - 60%, Old Guard Fire - 29% and First Patriot - 11%. Investment income and investment gains and losses are not pooled. In addition, Neffsville reinsures 90% of its book of business with Old Guard Fire.

      Old Guard.  Old Guard was originally chartered in 1896.  At
December 31, 1998, Old Guard had total assets of $127.0 million
(prior to the elimination of intercompany accounts in consolidation) and equity of $38.1 million.

      Old Guard Fire.  Old Guard Fire was originally chartered in
1872.  At December 31, 1998, Old Guard Fire had total assets of
$44.0 million (prior to the elimination of intercompany accounts in consolidation) and equity of $17.6 million.

      First Patriot. First Patriot was originally chartered in 1843. At December 31, 1998, First Patriot had total assets of
$24.0 million (prior to the elimination of intercompany accounts in consolidation) and equity of $6.9 million.

      First Delaware. First Delaware was originally chartered in 1987. At December 31, 1998, First Delaware had total assets of
$8.8 million (prior to the elimination of intercompany accounts in consolidation) and equity of $4.4 million.

      New Castle.  New Castle was originally chartered in 1849.
At December 31, 1998, New Castle had total assets of $8.6 million
(prior to elimination of intercompany accounts in consolidation) and equity of $2.5 million.

      The members of OGI are subject to examination and comprehensive regulation by Insurance Regulatory Authorities.
See "Business -- Regulation."

Strategy

      OGGI's principal strategies for the future are to:

      -- Achieve geographic diversification of risk by acquisition of other insurance companies or licensing its insurance subsidiaries in other jurisdictions with reduced or different loss exposure;

      -- Improve the mix of business by increasing personal automobile and other casualty coverages in order to
            <PAGE 2> enhance profitability and lessen the impact of
            property losses on overall results and provide total property and casualty insurance on larger commercial accounts, also to lessen the impact of catastrophe losses on overall results; and

      -- Improve efficiency and maintain the high level of personal service delivered to agents and insureds through continued enhancement of OGGI's management information systems (MIS).

      Geographic Diversification. OGGI's goal is to achieve geographic diversification of risk outside Pennsylvania to areas with reduced or different catastrophic loss exposure and in which management believes insurers generally have been permitted to manage risk selection and pricing without undue regulatory interference. Concentration of property insurance in Pennsylvania has caused Old Guard, Old Guard Fire and First Patriot to be susceptible to localized catastrophic events primarily related to severe weather. OGGI continues to diversify geographically, principally through acquisition, but expects also to seek authority for its insurance subsidiaries to do business in additional jurisdictions. The acquisition of First Delaware Insurance Company (First Delaware) and New Castle Insurance Company of Delaware (New Castle) represent initial steps to diversify geographically. (See "First Delaware Insurance Company Acquisition" and "New Castle Insurance Company of Delaware" herein.)

      OGGI plans to seek additional acquisitions outside Pennsylvania. OGGI is currently targeting companies located in jurisdictions adjacent to its current markets and in the upper Midwest. On March 5, 1999, OGGI completed its acquisition of Investors Southern Corporation and its principal operating subsidiary, Southern Title Insurance Corporation (collectively referred to herein as Southern). Southern provides title insurance and related services through a network of agencies in Virginia, North Carolina, the District of Columbia, Ohio and Pennsylvania. The acquisition of Southern furthers OGGI's strategy of diversifying both geographically and by product line.

      Insurance companies acquired may be added to the existing intercompany reinsurance pool. The determination whether to add acquired companies to the intercompany reinsurance pooling arrangement will be made on a case by case basis as acquisitions are completed. Some of the factors considered in evaluating an acquired company for possible inclusion in the reinsurance pool will include the acquired company's capital position, the quality of the book of business, liabilities for losses and loss adjustment expenses, claims settlement practices, the lines of business written, existing reinsurance relationships, the level of control which management of OGGI will have over the operations of the acquired company, and rating agency considerations.
  <PAGE 3>
      Diversification of Lines of Business. OGGI has taken, and will continue to take, steps to increase commercial and casualty premium volume, both to reduce property loss exposure and to provide greater product diversification from personal into commercial lines that may provide a countercyclical balance to personal lines.

      OGGI has reorganized its underwriting departments in three distinct strategic business units (SBU): Commercial Risk Solutions, Agri-Business Solutions and Personal Insurance Group. In addition, First Delaware will remain a separate SBU and continue its focus on construction related commercial accounts in Delaware and Maryland. It is management's belief that the development of autonomous business units will enable each SBU manager to focus on the development of markets, products and distribution systems.

      During 1998, the Personal Insurance Group has been focusing on cross selling. OGGI's ratio of homeowners to personal automobile is 3:1. In order to encourage the sale of more personal automobile policies to existing homeowner accounts, we have emphasized cross-policy discounts and implemented incentive programs with our agents that encourage the placement of the automobile risk with OGGI. Commercial Risk Solutions and Agri-Business Solutions have targeted larger accounts where there is more opportunity to underwrite and price.

      Management believes that it has the opportunity to increase the volume of casualty business by focused marketing to existing agents. For instance, New Castle began writing personal automobile business in 1997 and First Patriot began to do so in 1998. Management believes an increasing share of this market is desirable and attainable given the existing relationships among OGGI, its agents and its insureds.

      Service Capabilities. Management believes that OGI has a strong reputation for personal attention to agents and insureds. OGGI has undertaken a program to enhance its MIS capabilities, with the goal of improving efficiency, internal reporting and service to agents and insureds, as well as facilitating acquisitions. OGGI has been actively involved in the search, review, selection, customization and testing of a new policy processing software system since the second quarter of 1994. The licensing rights for the new software system were acquired from Inspire, an insurance industry software specialty company. The software system is a personal computer database system designed to eliminate most paperwork required in traditional systems. Claims, billing and accounting functions are also fully integrated in the new software system. The ability to operate multiple companies, maintain on-line remote offices and enhancements in the quality and timeliness of management information are additional benefits of the new software system. Effective January 1, 1997, personal automobile was the first line of business phased into the new software system. During the
<PAGE 4> second quarter of 1999, management expects to integrate homeowners into the new software system and by the end of 1999 expects to have workers' compensation and commercial lines of business processed on a new software system. This new MIS environment should permit a greater volume of business to be processed by the same or fewer number of staff and has successfully passed Year 2000 compliance testing. It will also allow direct agent interface to enhance service to agents and insureds and build upon OGGI's reputation in this area.

First Delaware Insurance Company Acquisition

      On February 14, 1997, the Company, pursuant to an agreement with First Delaware and International Corporation (IC), First Delaware's sole shareholder, acquired 80% of the capital stock of First Delaware. The acquisition was made through a combination of
(i) a $1.5 million cash investment in First Delaware in exchange for a number of shares of First Delaware common stock equal to $1.5 million divided by 1.5 times the GAAP book value per share of First Delaware as of December 31, 1996 and (ii) the purchase from IC for cash of a number of additional shares of First Delaware at a price per share equal to 1.5 times the GAAP book value per share of First Delaware. The Company now holds 80% of the stock of First Delaware. The total acquisition price equaled approximately $3.3 million.

      At closing of the acquisition, the Company and IC executed a shareholder agreement that, among other things, prohibits IC from transferring its remaining 20% interest in First Delaware prior to December 31, 2003 to anyone other than the Company or one of its affiliates. The shareholder agreement also gives the parties certain "put" and "call" rights prior to December 31, 2003 during specified periods with respect to the remaining 20% of the common stock of First Delaware held by IC at a purchase price of between 1 and 1.5 times then current GAAP book value per share. The exercise price of the put or call varies depending upon the time period when the put or call is exercised and is payable in cash or common stock at the election of the party exercising the put or call right. In addition, after December 31, 1999, IC can relinquish its put right and extinguish the Company's call right in exchange for a payment from the Company to IC of 10% of the put price.

      Following closing, the First Delaware Board of Directors was expanded to consist of five members, three of whom were elected by the Company. David E. Hosler, the Chairman of the Company, became Chairman of First Delaware. First Delaware and Old Guard Insurance Management, Co. (OGIM), a subsidiary of the Company, also executed a management agreement pursuant to which OGIM provides management advice on actuarial services, reinsurance purchasing, investment management, management information systems, security custody services, independent accounting/auditing services, human resource services and employee benefits. In order to retain the services of the two
<PAGE 5> principals of First Delaware, First Delaware entered into employment agreements acceptable to the Company with such principals.

      The acquisition of First Delaware furthers OGGI's strategic goals of geographic and product line diversification because
First Delaware's business is principally commercial lines, including surety business in the Delaware and Maryland markets.

New Castle Insurance Company of Delaware Investment

      Effective October 1, 1998, the Company's $2.5 million surplus note investment in New Castle Mutual Insurance Company was converted into 1,500 shares of common stock in conjunction with a conversion from mutual to stock form by New Castle. New Castle, now known as New Castle Insurance Company of Delaware, converted into stock form pursuant to a plan of conversion approved by policyholders and the Delaware Insurance Department. Effective with the conversion, the Company owns 100% of the outstanding common stock of New Castle.

      During 1998, Old Guard maintained a quota share reinsurance agreement with New Castle whereby Old Guard reinsured 100% of New
Castle's premiums and losses in return for a 35% ceding commission.

      The investment in New Castle furthers OGGI's strategic goal of geographic diversification because New Castle's business is principally located in the Delaware market.

Products

      OGGI's insurance subsidiaries offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of the rural and suburban communities in which OGGI does business, including their agricultural clients. The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios by product line for the periods indicated:
  <PAGE 6>

                                                              Year Ended December 31

                                             % of               % of               % of               % of               % of
Direct Premiums Written:            1998     Total     1997     Total     1996     Total     1995     Total     1994     Total
                                     (Dollars in Thousands)
Farmowners                        $18,397    21.0%   $17,819    21.0%   $16,365    20.6%   $15,494    20.2%   $16,080    20.7%
Homeowners                         22,009    25.2     21,142    25.0     21,577    27.2     21,157    27.6     20,509    26.3
Businessowners and commercial
  multi-peril                      12,741    14.6     12,605    14.9     10,577    13.3     11,083    14.4     10,587    13.6
Personal automobile                21,074    24.1     19,949    23.6     18,617    23.5     16,810    21.9     15,928    20.5
Commercial automobile               2,486     2.8      2,201     2.6        886     1.1        776     1.0        815     1.0
Workers' compensation               6,574     7.5      6,245     7.4      5,912     7.4      5,432     7.1      5,562     7.1
Fire, allied, inland marine         2,374     2.7      2,850     3.4      4,078     5.2      3,668     6.1      7,073     9.1
Surety                                 33     - -        113     0.1        - -     - -        - -     - -        - -     - -
Other liability                     1,790     2.1      1,740     2.0      1,372     1.7      1,317     1.7      1,331     1.7

Total                             $87,478   100.0%   $84,664   100.0%   $79,384   100.0%   $75,737   100.0%   $77,885   100.0%
                                  =======   ======   =======   =====    =======   =====    =======   =====    =======   =====
                                                              Year Ended December 31

                                             % of               % of               % of               % of               % of
Net Premiums Earned (1)             1998     Total     1997     Total     1996     Total     1995     Total     1994     Total
                                     (Dollars in Thousands)
Farmowners                        $14,547    19.3%   $12,309    19.7%   $ 9,907    18.5%   $13,413    20.1%   $13,315    21.0%
Homeowners                         20,478    27.2     16,114    25.8     14,898    27.6     18,391    27.6     16,755    26.4
Businessowners and commercial
   multi-peril                      9,965    13.2      8,576    13.8      7,078    13.2      8,828    13.2      8,387    13.2
Personal automobile                18,393    24.4     14,800    23.7     12,766    23.8     14,459    21.7     12,521    19.8
Commercial automobile               1,742     2.3      1,239     2.0        565     1.1        769     1.2        717     1.1
Workers' compensation               4,657     6.2      4,388     7.0      3,564     6.6      4,233     6.4      4,266     6.7
Fire, allied, inland marine         4,831     6.4      4,378     7.0      4,538     8.5      6,294     9.4      6,930    10.9
Surety                                187     0.3        172     0.3        - -     - -        - -     - -        - -     - -
Other liability                       546     0.7        453     0.7        276     0.5        276     0.4        574     0.9

Total                             $75,346   100.0%   $62,429   100.0%   $53,592   100.0%   $66,663   100.0%   $63,465   100.0%
                                  =======   =====    =======   =====    =======   =====    =======   =====    =======   =====
                                                  Year Ended December 31

Net Loss Ratios                     1998     1997    1996    1995    1994
Farmowners                          58.8%   68.5%   94.2%   78.7%    8.8%
Homeowners                          69.8    62.1    95.5    80.8    98.0
Business owners and commercial
   multi-peril                      58.2    66.5    76.5    62.2    47.8
Personal automobile                 83.3    75.3    82.5    90.4    70.9
Commercial automobile               65.3    82.5    63.6    70.9    53.8
Workers' Compensation               24.0    (7.8)   45.7    43.0    58.3
Fire, allied, inland marine         35.1    52.4    58.5    53.4    49.7
Surety                              (6.8)   (9.3)    - -     - -     - -
Other liability                     58.0    58.2    87.8   326.3    49.9

  Total                             64.2%   61.7%   82.8%   75.8%   73.2%
                                    ====    ====    ====    ====    ====
                                                  Year Ended December 31

Expense Ratios (2)                  1998     1997     1996     1995     1994
Farmowners                         48.9%    47.8%    46.4%    36.6%    34.1%
Homeowners                         46.6     37.8     31.8     39.0     39.7
Businessowners and commercial
    multiple peril                 63.6     58.3     57.1     41.2     36.4
Personal automobile                29.3     23.8     20.4     22.6     24.0
Commercial automobile              44.9     33.0     27.9     24.9     27.3
Workers' Compensation              57.1     39.1     21.4     23.6     25.7
Fire, allied, inland marine        39.0     33.8     34.8     47.2     49.6  <PAGE 7>
Surety                             38.1     59.7      - -      - -      - -
Other liability                    57.1     52.1     50.7     46.9     25.2

Total                              44.7%    39.1%    34.7%    34.9%    34.8%
                                   ====     ====     ====     ====     ====

Combined Ratios (2)(3)
Farmowners                        107.7%   116.2%   138.7%   115.2%   112.8%
Homeowners                        116.4     99.9    127.3    119.7    137.7
Businessowners and commercial
    multiple peril                121.8    124.8    133.6    103.4     84.1
Personal automobile               112.6     99.1    102.9    113.1     94.8
Commercial automobile             110.2    115.5     91.5     95.8     81.2
Workers' Compensation              81.1     31.3     67.1     66.7     84.1
Fire, allied, inland marine        74.1     86.1     93.3    100.6     99.2
Surety                             31.3     50.4      - -      - -      - -
Other liability                   115.1    110.3    138.5    373.2     75.1

Total                             108.9%   100.8%   120.3%   107.9%   106.3%
                                  =====    =====    =====    =====    ====
Industry combined ratio (4)       105.0%   101.6%   105.8%   106.4%   108.4%


(1) Effective January 1, 1996, Old Guard, Old Guard Fire and First Patriot entered into a quota share reinsurance agreement pursuant to which they ceded 20% (reduced to 15% effective January 1, 1997 and cancelled on a run-off basis effective January 1, 1998) of their liability remaining after cessions of excess and catastrophic risks through other reinsurance contracts. Pro rata cessions of unearned premiums as of January 1, 1996 and the transfer of premiums written during the year ended December 31, 1996 accounts, in part, for the decline in net premiums earned when the year ended December 31, 1996 is compared to the year ended December 31, 1995.

(2)   Excludes effect of other revenue on ratio.

(3) A combined ratio over 100% means that an insurer's underwriting operations are not profitable.

(4)   Per A.M. Best



Farmowners Policy

      The farmowners policy is a flexible, multi-line package of insurance coverages. As a result of its flexible features, this product can be adapted to meet the needs of a variety of agricultural and related businesses. The farmowners policy combines property and liability insurance for the farm owner, as well as owners of other agricultural related businesses, such as nurseries and greenhouses. The largest numbers of farmowners policies written by OGGI are for dairy, beef, poultry and crop farming risks. In general, standing crops are not insured except under limited circumstances but harvested and stored crops
<PAGE 8> generally are insured.  Policyholders may select
property damage coverages for specific peril groups, such as basic perils that include fire and allied lines, extended coverage and vandalism or broad form and special perils.
Personal liability coverage insures policyholders against third party liability from accidents occurring on their premises or arising out of their operations or from their products. The farmowners policy contains a limited liability extension of pollution-type coverage for damages caused to third persons or their crops resulting from above-ground, off-premises contamination, such as overspray of fertilizers and pesticides.

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

      Commercial Multi-Peril. Commercial multi-peril policies provide property and liability coverage to accounts that, because of their larger size, do not meet the eligibility requirements for the businessowners product. OGGI is working to increase market penetration for this product because it includes commercial liability risks that help to diversify exposures and lessen the impact of property losses on overall results. One such marketing initiative is the promotion of commercial multi-peril packages targeted to the following businesses: (i) food processing, (ii) retailing, (iii) manufacturing, (iv) metal working, (v) offices, (vi) contractors, and (vii) service operations. These packages are being written using existing policy forms and were chosen based on the experience of the underwriting staff and market opportunities available to existing agents. The packages are of a type generally written by larger companies and should permit OGGI to sell commercial packages as well as accompanying workers' compensation and commercial automobile coverages to larger accounts.
  <PAGE 9>
Personal Automobile

      Personal automobile policies insure individuals against claims resulting from injury and property damage and can be marketed in conjunction with OGGI's other products, such as the farmowners policy, the businessowners policy or the homeowners policy.

Commercial Automobile

      Commercial automobile policies are generally marketed in conjunction with farmowners, businessowners or commercial multi-peril policies. Commercial automobile is one of OGGI's lower volume products.

Workers' Compensation

      Workers' compensation policies are generally issued in conjunction with farmowners policies, businessowners policies or other commercial packages. However, the stand-alone workers' compensation policies may be written. A recent initiative is tiered pricing for workers' compensation coverage with the introduction of a policy with more attractive pricing and the opportunity for dividends.

Fire, Allied, Inland Marine

      Fire and allied lines insurance generally covers fire, lightning and extended coverage. Inland marine coverage insures merchandise or cargo in transit and business and personal property. Fire, allied and inland marine insurance coverages are offered only as endorsements available under the other insurance products.

Other Liability

      Umbrella Liability. Commercial and personal line excess liability policies are offered to cover business, farm and personal liabilities in excess of amounts covered under farmowners, homeowners, businessowners, commercial multi-peril and automobile policies. Such policies are available generally with limits of $1 million to $5 million. Excess liability policies are generally not marketed to individuals and farmowners unless they also purchase an underlying liability policy. However, excess liability coverage may be written for commercial accounts without all underlying liability coverages.

      Commercial General Liability. Stand-alone commercial general liability policies are written for certain business situations that do not meet the criteria for liability coverage under a farmowners, businessowners or commercial multi-peril policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their
<PAGE 10> operations or products.  Most of OGGI's products
liability line is written as part of the commercial general liability product.

Marketing

      OGGI markets its property and casualty insurance products in Pennsylvania, Maryland and Delaware through independent agencies. These agencies collectively employ a force of approximately 3,500 agents. Most of the agents represent multiple carriers and are established residents of the rural and suburban communities in which they operate. OGGI's agents generally market and write the full range of OGGI's products. OGGI considers their relationships with agents to be excellent. As of December 31, 1998, no agency accounted for more than 5% of direct premiums written.

      OGGI emphasizes personal contact between their agents and policyholders. OGGI believes that their name recognition, policyholder loyalty and policyholder satisfaction with agent and claims relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention.

      OGGI depends upon their agency force to produce new business and to provide customer service. The network of independent agents also serves as an important source of information about the needs of the communities served by OGGI. This information is utilized to develop new products and new product features.

      Agency compensation is based on one of three compensation plans. Each agency may elect: fixed base commission only, fixed base commission with some opportunity for bonus commission based on the agency's loss experience, or floating base commission based on the agency's three year loss ratio with some opportunity to earn bonus commission depending on the agency's one-year loss experience.

      OGGI has introduced a new agency compensation system effective January 1, 1999, which will better compensate those agents whose historical profitability, size and ability to grow has been superior. Each agent has been assigned a tier (1-4) which is indicative of their historical results. Each agent's compensation, regardless of tier, will then have a fixed base component plus an ability to earn a bonus commission depending on profitability. Those agents which are ranked higher will receive a higher base and the opportunity to earn a higher bonus commission.

      OGGI believes that the new compensation system is a tool that will enable better planning, organization and control of agency resources and compensate those agents that are able to contribute to our corporate-wide goals.
  <PAGE 11>
      Independent agencies are supported by agent representatives, who are employees of OGGI and who have principal responsibility for recruiting agencies and training new agents. To support its marketing efforts, OGGI develops and produces advertising in partnership with their agencies. The ability to customize this advertising to reflect the agent's and their communities' needs is a unique feature of the marketing effort. OGGI and agent representatives conduct training programs that provide both technical training about products and sales training on how to market insurance products.

      Computer software is provided to agencies that allow them to quote rates on homeowners, farmowners, businessowners and personal auto. In addition, a home page has been established on the Internet for the public that is periodically updated with pertinent information about OGGI and their products. OGGI now provides most agencies with the ability to share records and information electronically which increases the efficiency of both OGGI and their agents.

Underwriting

      OGGI seeks to write their commercial and personal lines by evaluating each risk with consistently applied standards. OGGI maintains information on all aspects of their business that is regularly reviewed to determine product line profitability. OGGI's underwriters generally specialize in personal or commercial/farm lines. Specific information is monitored with regard to individual insureds that is used to assist in making decisions about policy renewals or modifications. OGGI's underwriters have an average of over 15 years of experience as underwriters. OGGI believes their extensive knowledge of local markets is a key underwriting advantage.

      OGGI relies on information provided by their independent agents, who, subject to certain guidelines, also act as field underwriters and pre-screen policy applicants. The independent agents have the authority to sell and bind insurance coverages in accordance with pre-established guidelines. Agents' underwriting results are monitored and on occasion agents with historically poor loss ratios are placed on rehabilitation until more profitable underwriting results are achieved, or if rehabilitation is unsuccessful, the relationship is terminated..

Claims

      Claims on insurance policies written by OGGI are usually investigated and settled by one of OGGI's staff claims representatives who work in teams led by a supervisor. Supervisors report to the claims manager. OGGI claims philosophy emphasizes timely investigation, evaluation and fair settlement of claims, while maintaining adequate case reserves and controlling claim adjustment expenses. The claims philosophy is designed to support marketing efforts by providing prompt service
<PAGE 12> and making the claims process a positive experience for agents and policyholders.

      Claims settlement authority levels are established for each representative and claims manager based upon their level of experience. Claims are typically reported by the agents. Multi-line teams exist to handle all claims. Subrogation recovery is centralized in the Lancaster, Pennsylvania office. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims. OGGI engages independent appraisers and adjusters to evaluate and settle claims as claims volume or specialized needs require.

      OGGI attempts to minimize claims costs by encouraging the use of alternative dispute resolution procedures. Litigated claims are assigned to outside counsel, who then work closely as a team with a staff claims representative. OGGI has a panel of law firms carefully selected for their insurance defense expertise. Billing is on a negotiated flat fee basis as negotiated with the individual firm. These fees are tracked quarterly to assure fairness to both parties.

Reinsurance

      In accordance with insurance industry practice, OGGI reinsures a portion of their exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance is ceded principally to reduce net liability on individual risks, to mitigate the effect of individual loss occurrences (including catastrophic losses), to stabilize underwriting results and to increase underwriting capacity.

      Reinsurance can be facultative reinsurance or treaty reinsurance. Under facultative reinsurance, each risk or portion of a risk is reinsured individually. Under treaty reinsurance, an agreed-upon portion of business written is automatically reinsured. Treaty reinsurance can be further defined as quota share or excess of loss reinsurance. Under quota share reinsurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums less a ceding commission, and in turn will recover from the reinsurer the reinsurer's share of all losses and loss adjustment expenses incurred on those risks. Under excess reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded. OGGI places its reinsurance directly or through the use of brokers.
  <PAGE 13>
      OGGI determines the amount and scope of reinsurance coverage to purchase each year based upon their evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. In 1998, 1997 and 1996, OGGI ceded earned premiums of $18.4 million, $24.8 million and $27.5 million, respectively.

      OGGI's reinsurance arrangements are placed with non-affiliated reinsurers, principally American Re-Insurance Company
(American Re), and are generally renegotiated annually.
Coverages described herein are generally for 1998.

      Except for certain excluded classes of property and losses due to flood, the largest exposure retained by OGGI on any one individual property risk is $150,000. Individual property risks in excess of $150,000 are covered on an excess of loss basis up to $2.0 million per risk pursuant to reinsurance agreements with American Re.

      For 1998, individual casualty risks for most lines of business, excluding umbrella liability, that were in excess of $150,000 were covered on an excess of loss basis up to $2.0 million per occurrence pursuant to reinsurance agreements with American Re. In addition, casualty losses arising from workers' compensation claims were reinsured on a per occurrence and per person basis by various reinsurers up to $10.0 million. Umbrella liability losses were reinsured by American Re on a 95% quota share basis up to $1.0 million and a 100% quota share basis in excess of $2.0 million up to $5.0 million.

      The first layers ($350,000 excess of $150,000) of both the property and casualty reinsurance programs are subject to annual aggregate loss deductibles equal to 6.0% and 6.5% of subject premiums, respectively. These layers are also subject to retrospectively rated premium provisions whereby the ultimate premium is adjusted based upon actual loss experience, limited to minimums and maximums, plus a load or risk charge.

      Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. For 1998, OGGI purchased layers of catastrophic property reinsurance, which reinsured 95.0% of losses over $3.5 million up to a maximum of $10.0 million and 100% of losses between $13.5 million and $31.5 million per occurrence. OGGI also had an underlying catastrophe and aggregate excess of loss reinsurance agreement with American Re designed to protect against multiple events each of which was below the $3.5 million retention under the primary catastrophe reinsurance. Under this agreement, losses were reinsured to the extent of (A) aggregate net losses exceeding a 75% loss ratio in any accident year up to the lesser of a 78.33% loss ratio or $5.0 million, and (B) 100% of losses in
<PAGE 14> excess of $5.0 million for winter storm losses during specified periods, up to a maximum of $5.0 million. OGGI recovered under this latter coverage provision for losses attributable to the January 1996 blizzard.

      OGGI also maintained a quota share reinsurance agreement with American Re for the benefit of all of its members except First Delaware and New Castle. Effective January 1, 1998, this agreement is in a "run-off" basis whereby new or renewal policies in 1998 are no longer covered by the agreement. Under the terms of this agreement, a percentage of the liability (15% in 1997 and 20% in 1996) remaining after cessions of excess and catastrophic risks through other reinsurance contracts was ceded to American Re. The result of the quota share agreement was a pro rata sharing of risk with American Re. This agreement protected surplus from high frequency and low severity type losses. Reinsurance premiums due American Re on the quota share agreement were reduced by a ceding allowance equal to a percentage (30% in 1997 and 35% in 1996) of the reinsurance premium.

      Quota share reinsurance may be used to moderate the adverse impact of underwriting losses to the ceding company but also decreases underwriting profits which would otherwise be retained by the ceding company. The quota share reinsurance agreement with American Re had a material effect on the financial condition and results of operations of OGGI during the term of the reinsurance agreement.

      The insolvency or inability of any reinsurer to meet its obligations could have a material adverse effect on the results of operations or financial condition of the Group. American Re is OGGI's major reinsurer. American Re is rated A++ (superior) by A.M. Best. The A++ rating is the highest of A.M. Best's fifteen ratings. In 1998, 1997 and 1996, OGGI paid reinsurance premiums in an aggregate amount of approximately $10.4 million, $18.2 million and $31.2 million to American Re, respectively. OGGI monitors the solvency of reinsurers through regular review of their financial statements and A.M. Best ratings. OGGI has not experienced significant difficulties collecting amounts due from reinsurers.

Losses and LAE Liabilities

      Property and Casualty Reserves. Insurance companies are required by applicable insurance laws and regulations to maintain liabilities for payment of losses and loss adjustment expenses ("LAE") for both reported claims and for claims incurred but not reported ("IBNR"), arising from the policies they have issued. These laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of the liabilities involves actuarial and statistical projections of what is expected to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances
<PAGE 15> then known, estimates of future trends in claims
severity, and other variable factors such as inflation and changing legal theories of liability.

      The estimation of ultimate liability for losses and LAE is an inherently uncertain process and does not represent an exact calculation of that liability. OGGI's estimation policy recognizes this uncertainty by maintaining liabilities at a level providing for the possibility of adverse development relative to the estimation process. OGGI does not discount their liabilities to recognize the time value of money.

      When a claim is reported to OGGI, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by OGGI's claims staff as more information becomes available. It is OGGI's policy to settle each claim as expeditiously as possible.

      OGGI maintains IBNR reserves to provide for future reporting of already incurred claims and developments on reported claims. The IBNR reserve is determined by estimating OGGI's ultimate net liability for both reported and IBNR claims and then subtracting the case reserves for reported claims.

      Quarterly, OGGI computes its estimated ultimate liability using principles and procedures applicable to the lines of business written. Such liabilities are also considered annually by OGGI's independent auditors in connection with their audit of OGGI's consolidated financial statements. However, because the establishment of these liabilities are an inherently uncertain process, there can be no assurance that ultimate losses will not exceed the estimated losses. Adjustments in aggregate liabilities, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, OGGI submits to the various jurisdictions in which they are licensed a statement of opinion by its appointed actuary concerning the adequacy of statutory liabilities. The results of these actuarial studies have consistently indicated that the liabilities are adequate. Management does not believe that OGGI is subject to any material potential asbestos or environmental liability claims.

      A table providing a reconciliation of beginning and ending liability for losses and LAE of OGGI for 1998, 1997 and 1996 is included in footnote 4 to the consolidated financial statements included herein.

      The following table shows the development of the liabilities for loss and LAE from 1988 through 1998 for OGGI. The top line
<PAGE 16> of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                               Year Ended December 31,
                                                                        (000s)
                                   1988     1989     1990     1991     1992     1993     1994     1995     1996     1997    1998
Liability for unpaid Losses
  and LAE net of reinsurance
  recoverable                    $14,097  $22,404  $25,477  $29,291  $34,895  $36,882  $32,810  $36,091  $34,515  $31,717  $31,681
Acquisition                          -        -        -        -        -        -       -        -         668      747     -
Adjusted liability                14,097   22,404   25,477   29,291   34,895   36,882   32,810   36,091   35,183   32,464  31,681
Cumulative amount of liability
  paid through:
  One year later                   6,554   10,425   10,713   10,867   14,126   15,386   17,468   16,289   14,704   14,915
  Two years later                  9,589   13,770   14,904   16,318   20,871   22,331   22,959   22,314   21,182
  Three years later               11,380   16,098   18,438   20,368   24,346   25,109   26,788   25,718
  Four years later                12,256   17,793   20,987   22,588   24,422   27,562   28,625
  Five years later                13,264   19,293   21,947   23,274   25,675   28,563
  Six years later                 14,281   19,786   22,270   24,035   25,984
  Seven years later               14,646   20,112   22,753   24,251
  Eight years later               14,887   20,353   22,921
  Nine years later                15,057   20,454
  Ten years later                 15,067

Liability re-estimated as of:
  One year later                  15,787   22,120   25,094   28,404   32,099   31,363   35,252   36,648   30,840   30,207
  Two years later                 15,747   22,060   25,117   28,052   28,821   32,503   34,000   31,705   29,992
  Three years later               15,570   21,416   25,008   26,143   28,165   31,375   32,134   30,868
  Four years later                15,237   21,696   23,809   25,467   27,740   30,637   31,552
  Five years later                15,367   20,969   23,781   25,153   27,036   30,200
  Six years later                 15,338   20,911   23,488   24,757   26,906
  Seven years later               15,357   20,895   23,255   24,665
  Eight years later               15,298   20,639   23,201
  Nine years later                15,157   20,593
  Ten years later                 15,137

Cumulative total redundancy
  (deficiency)                   $(1,040) $ 1,811  $ 2,276  $ 4,626  $ 7,989  $ 6,682  $ 1,258  $ 5,223  $ 5,191  $ 2,257

Gross Liability  end of year                                                  $59,057  $51,309  $52,091  $57,565  $51,172  $52,708
Reinsurance recoverables                                                       22,175   18,499   16,000   22,382   18,708   21,027
Net Liability, end of year                                                     36,882   32,810   36,091   35,183   32,464   31,681

Gross reestimated Liability                                                    47,026   49,550   46,024   51,096   48,706       -
Reestimated reinsurance
  recoverables                                                                $16,389  $17,416  $14,319  $20,240  $18,499       -
Net reestimated Liability                                                      30,637   32,134   31,705   30,856   30,207       -

  <PAGE 17>
      The following table is derived from the preceding table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1998. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident year(s).

                                                                                                         Cumulative
                                                                                                         Deficiency
                              Effect of Reserve Reestimates on Calendar Year Operations                   from
                              Increase (Decrease) in Reserves for Calendar Year                          Reestimates
                                                                                                         for each
Accident Year   1989    1990    1991    1992      1993      1994     1995     1996      1997      1998  Accident Year
        1989   1,690    (40)   (177)   (333)      130       (29)      19      (59)     (141)      (20)        1,040
        1990           (244)    117    (311)      150      (698)     (77)      43      (115)      (26)       (1,161)
        1991                   (323)    667      (389)     (472)      30     (277)       23        (8)         (749)
        1992                           (910)     (243)     (710)    (648)     (21)     (163)      (38)       (2,733)
        1993                                   (2,444)   (1,369)      20     (111)     (308)      (38)       (4,250)
        1994                                             (2,241)   1,796     (703)      (34)     (307)       (1,489)
        1995                                                       1,302     (124)   (1,128)     (145)          (95)
        1996                                                                1,809    (3,077)     (255)       (1,523)
        1997                                                                            600      (679)          (79)
        1998                                                                                     (741)         (741)

Total          1,690   (284)   (383)   (887)   (2,796)   (5,519)   2,442      557    (4,343)   (2,257)      (11,780)

Investments

      OGGI's investments are classified as either available for sale or held to maturity. An important component of the operating results of OGGI has been the return on invested assets. OGGI's investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for its insurance operations. OGGI's investments are managed by outside investment advisors.

      Certain consolidated information concerning OGGI's investments and their maturities is set forth in footnote 3 to the consolidated financial statements contained elsewhere herein.

      The average duration of OGGI's fixed maturity investments, as of December 31, 1998 was approximately 4.1 years. The market value of OGGI's investments may fluctuate significantly in response to changes in interest rates. In addition, OGGI may experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

A.M. Best Rating  <PAGE 18>

      A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-" (Excellent) rating (its fourth highest rating category out of 15 categories) to Old Guard, Old Guard Fire, First Patriot and New Castle as a group. In addition, First Delaware has received a "A-" rating from A.M. Best. A.M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" and "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not reduce the current rating in the future.

Competition

      The property and casualty insurance market is highly competitive. OGGI's insurance subsidiaries compete with other stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources. OGGI's ability to compete successfully in its principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside OGGI's control. Many of the lines of insurance written by OGGI are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other methods, rather than through independent agents paid on a commission basis, as OGGI does. In addition to price, competition in the lines of business written by OGGI is based on quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.
  <PAGE 19>
Regulation

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

      Examinations are conducted by the insurance department of the state of domicile every three to five years. The last examinations of Old Guard, Old Guard Fire, First Patriot and First Delaware were as of December 31, 1996. These examinations did not result in any material adjustments to the financial position of any of the companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of the companies. In addition, the Delaware Insurance Department is currently finalizing its examination of New Castle as of December
31, 1996.   To date, no material findings have been brought to
the attention of management.

      In addition to state-imposed insurance laws and regulations, the NAIC has adopted risk-based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. Under the formula, a company first determines its Authorized Control Level risk-based capital ("ACL") by taking into account (i) the risk with respect to the insurer's assets; (ii) the risk of adverse insurance experience with respect to the insurer's liabilities and obligations, (iii) the interest rate risk with respect to the insurer's business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company's "Total Adjusted Capital" is the sum of statutory capital and surplus and such other items as the RBC instructions
<PAGE 20> may provide.  The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies.

      The requirements provide for four different levels of regulatory attention. The "Company Action Level" is triggered if a company's Total Adjusted Capital is less than 2.0 times its ACL but greater than or equal to 1.5 times its ACL. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve the capital position. The "Regulatory Action Level" is triggered if a company's Total Adjusted Capital is less than
1.5 times but greater than or equal to 1.0 times its ACL. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's Total Adjusted Capital is less than 1.0 times but greater than or equal to 0.7 times its ACL, and the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's Total Adjusted Capital is less than 0.7 times its ACL, and the regulatory authority is mandated to place the company under its control. OGGI's insurance subsidiaries have never failed to exceed the required levels of capital. However, there can be no assurance that the capital requirements applicable to the businesses will not increase in the future.

      The NAIC has also developed a set of eleven financial ratios, referred to as the Insurance Regulatory Information System (IRIS), for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the eleven IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. During the last three years, each of OGGI's insurance subsidiaries have reported results outside the acceptable range for certain IRIS tests but none reported four or more IRIS ratios outside the acceptable range.

      The states in which OGGI does business (Pennsylvania, Maryland and Delaware), have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order
<PAGE 21> to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Each of OGGI's insurance subsidiaries makes accruals for their portion of assessments related to such insolvencies when notified of assessments by the guaranty associations. During 1998 OGGI was notified of two large medical malpractice insurance company insolvencies. Based upon current estimates of the costs of these insolvencies, OGGI expects to be assessed the maximum allowable by law (2% of subject premiums in Pennsylvania) for up to five years. OGGI has incurred charges of $2.0 million in 1998 related to these insolvencies based upon its 1997 and 1998 premiums and expects to incur additional charges of $1.0 million per year based upon current premium volume until these insolvencies are paid.

      Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine OGGI and their respective insurance subsidiaries at any time, require disclosure of material transactions by OGGI and/or its subsidiaries and require prior approval of certain transactions, such as "extraordinary dividends" to OGGI from its insurance subsidiaries.

      All transactions within the holding company system affecting OGGI and its subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. In addition, the Pennsylvania Insurance Department's (Department) approval of the acquisition by OGGI of all of the common stock of Old Guard, Old Guard Fire and First Patriot prohibits OGGI from paying any dividends or making other distributions to shareholders (i) other than from earnings of Old Guard, Old Guard Fire and First Patriot or (ii) in excess of $500,000 per year for a period of three years following the Conversion without the approval of the Department. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.
  <PAGE 22>
Other Subsidiaries

      As of December 31, 1998, OGGI owns all the capital stock of OGIM, a Pennsylvania corporation. OGIM is a management company that employs and pays senior management of OGGI. OGIM derives all its revenues from management agreements with OGGI. OGGI also owns 2929 Service Corporation, a licensed insurance agency that distributes products of OGGI to customers whose agents are no longer in business or no longer an agent for OGGI. During 1998, Old Guard Investment Holding Co., Inc. (Old Guard Investment) was merged into OGGI. Old Guard Investment was a Delaware corporation which had previously been the parent of First Delaware, OGIM and 2929 Service Corporation.

Employees

      As of December 31, 1998, the total number of full-time equivalent employees of OGGI and its subsidiaries was 224. None of these employees are covered by a collective bargaining agreement and OGGI believes that employee relations are good.

Item 2.  PROPERTIES

      OGGI's main offices are located at 2929 Lititz Pike, Lancaster, Pennsylvania in a 33,000 square foot facility owned by Old Guard. Old Guard Fire owns a 25,000 square foot office facility near the main office at 147 West Airport Road in Lancaster. First Patriot leases 7,500 square feet of office space in Quakertown, Pennsylvania and First Delaware and New Castle occupy 6,750 square feet of leased office space in Smyrna, Delaware.

      On February 21, 1997, OGGI purchased a 21,500 square foot facility situated on 8 acres of land adjacent to OGGI's headquarters. The purchase price was $1.1 million. The parcel of land allowed for the expansion of an additional 50,000 square foot facility. This expansion was begun in late 1997 and was completed in the fall of 1998. In addition, Old Guard Fire has listed the Airport Road facility for sale.

      In March 1999, OGGI announced its intention to close the operation in Quakertown and integrate those functions within its Lancaster office. The lease on the space in Quakertown will be allowed to expire in late 1999.

Item 3.  LEGAL PROCEEDINGS

      On February 10, 1997, OGGI, Old Guard, Old Guard Fire, First Patriot (the Insurance Companies) and each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States
District Court for the Eastern District of Pennsylvania by four policyholders. By filing the class action portion of the lawsuit, these four policyholders purport to represent all
<PAGE 23> 141,000 policyholders of the Insurance Companies.
Seven of the eleven counts challenge the constitutionality of the Pennsylvania Insurance Company Mutual to Stock Conversion Act
(the "Act"), which permitted the Insurance Companies plan of demutualization in 1997. The plaintiffs are contending that the Plan violated the rights of the plaintiffs and members of the class under the United States and Pennsylvania constitutions, and that the Act is unconstitutional as applied by the Plan. The remainder of the class action claims assert theories regarding purported violations of the Act, principally relating to the description of the Plan in the proxy statement approved by the Department and mailed to policyholders. The derivative claim was brought against the directors of the Insurance Companies, purportedly on behalf of the Insurance Companies, alleging breach of the fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which were contemplated by the Plan. The stock-based compensation plans are expressly permitted by the Act, were approved by the Department and have subsequently been approved by shareholders. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate.

      OGGI, the Insurance Companies and the individual defendants filed a motion to dismiss the complaint in May 1997. In December 1997, the Court granted the motion with respect to two of the constitutional counts and denied the motion with respect to the remaining nine counts, including five of the constitutional claims.

      On January 15, 1998, the plaintiffs filed a motion for class certification. On September 30, 1998, the Court granted the motion, appointing plaintiffs as class representatives and certifying the class as all policyholders of the Insurance
Companies as of February 7, 1997.

      OGGI, the Insurance Companies and the individual defendants filed a motion for summary judgment with respect to the remaining federal constitutional claims on July 13, 1998. On March 5, 1999, the Court granted the motion with respect to the two remaining counts under the U.S. Constitution and retained supplemental jurisdiction over the remaining state law claims.

      If the plaintiffs prevail in the above litigation, the remedy a court would grant or the amount of damages it might award is uncertain. A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the constitutional or other violation, the relative harm to the parties, and the public interest. In some cases, relief is applied on a prospective basis only; in other cases, relief is applied on a retroactive basis. No prediction can be made concerning the remedy a court would fashion or the amount of
<PAGE 24> damages it might award.  However, two of the more far-
reaching possibilities include:

      - A requirement that OGGI pay all purchasers of common stock, either on a mandatory basis or at the election of the purchaser, as damages or otherwise, (i) the purchase price paid per share of common stock acquired in the subscription offering, plus interest, (ii) the market value per share of common stock acquired, or
            (iii) the greater of (i) or (ii), less, in each case, any proceeds received by such purchaser from the sale of the common stock. No assurance can be given that OGGI would have sufficient funds at that time to honor any such obligation; or

      - OGGI could be required to pay or distribute to all or some policyholders of the Insurance Companies, either on a mandatory basis or at the election of the policyholders, an amount equal to the statutory surplus of the Insurance Companies as of the date of the subscription offering (approximately $38 million), as damages or otherwise. Such distribution could be required to be made in cash, common stock or other debt or equity securities. No assurance can be given that OGGI would have sufficient funds, or the capacity to borrow sufficient funds, at that time to honor any such obligation. Any required distribution of common stock or other equity securities would materially dilute the interests of existing shareholders.

      In the event that OGGI could not honor its obligations under any remedy imposed by the Court, Old Guard Group, Inc. could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department.

      OGGI and its subsidiaries are also parties to other litigation in the normal course of business. Based upon information presently available to them, OGGI does not consider any threatened or pending litigation to be material, except as described above. However, given the uncertainties attendant to litigation, there can be no assurance that OGGI's results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      None.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

      OGGI's common stock commenced trading on the Nasdaq Stock Market under the symbol OGGI on February 18, 1997, after completion of the Offering. Prior to the Offering, no shares of common stock were issued or outstanding. As of March 22, 1999, OGGI had approximately 3,200 shareholders of record. The table below sets forth for the periods indicated the amount of dividends declared per share and the quarterly ranges of high and low bid prices for the common stock as reported by Nasdaq and does not necessarily reflect mark-ups, mark-downs or commissions.

                                                            Cash
                                                            Dividends
      1998              High              Low               Declared

First Quarter           $19.75            $17.75            $.05
Second Quarter           21.61             17.00               -
Third Quarter            19.75             14.75             .05
Fourth Quarter           16.38             13.38               -

                                                            Cash
                                                            Dividends
      1997              High              Low               Declared

First Quarter           $15.00            $13.00            $  -
Second Quarter           14.75             13.38               -
Third Quarter            19.44             14.75             .05
Fourth Quarter           19.13             16.88               -

      Subsequent to December 31, 1998, the Board declared a $.05 per share dividend payable on March 15, 1999.

      The payment of dividends is subject to determination and declaration by OGGI's Board of Directors. Any dividend policy of OGGI will depend upon the financial condition, results of operations and future prospects of OGGI. In addition, the Department's approval of the Conversion prohibits OGGI from paying any dividends or making other distributions to shareholders (i) other than from earnings of Old Guard, Old Guard Fire and First Patriot, or (ii) in excess of $500,000 per year for a period of three years following the Conversion without the prior approval of the Department. At present, OGGI intends to
pay an annual dividend of $.10 per share.   However, there can be
no assurance that dividends will be permitted to be paid under the terms of the Department's approval order or, if paid initially, that they will continue to be paid in the future. In addition, because OGGI initially will have no significant source of income other than dividends from its subsidiaries and earnings from investment on the net proceeds of the Conversion retained by
<PAGE 26> OGGI, the payment of dividends by OGGI will depend significantly upon receipt of dividends from its subsidiaries. Old Guard, Old Guard Fire and First Patriot intend to seek Department approval to pay dividends that, in the aggregate, will permit OGGI to pay an annual dividend of $.10 per share. No assurance can be given, however, that the Department will grant such approval. See "Business -- Regulation."

      Except as described above, OGGI is not subject to regulatory restrictions on the payment of dividends to shareholders. OGGI is subject to the requirements of the Pennsylvania Business Corporation Law of 1988, as amended, which generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, OGGI will be able to pay its debts in the ordinary course of business and OGGI's total assets will exceed its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if OGGI were to be dissolved at the time the dividend or distribution is paid.

Item 6.   SELECTED FINANCIAL DATA.

                                                                        Year Ended December 31,

                                                          1998       1997        1996        1995        1994
 Statement of Income Data:
    Revenues:
      Direct and assumed premiums written              $ 97,448    $ 87,936    $ 82,109    $ 78,946    $ 78,110
      Net premiums written                               83,926      66,064      47,692      67,115      65,649
      Net premiums earned                                75,346      62,429      53,592      66,663      63,465
      Net investment income                               6,179       5,877       4,495       4,686       4,241
      Net realized investment gains                       1,290       2,326       1,385       1,011         476
      Other revenue                                       2,150         413         322         274         266
               Total revenue:                            84,965      71,045      59,794      72,634      68,448

    Losses and Expenses:
      Losses and LAE incurred                            48,395      38,514      44,359      50,509      46,440
      Other underwriting expenses                        35,824      24,436      18,397      23,227      22,087
      Stock option compensation                             - -       2,017         - -         - -         - -
      Interest                                              503         591         385         266         309
               Total losses and expenses                 84,722      65,558      63,141      74,002      68,836

      Income (loss) before income tax (benefit)
        and minority interest                               243       5,487      (3,347)     (1,368)       (388)
      Income tax expense (benefit)                          (90)      2,009      (1,427)       (684)       (532)
      Minority interest in income (loss) of
        consolidated subsidiary                              54          (7)       - -         - -         - -
      Net income (loss)                                $    279    $  3,485    $ (1,920)   $   (684)   $    144

    Selected Balance Sheet Data (at period end):
      Total investments                                $121,878    $118,123    $ 84,131    $ 92,335    $ 82,879
      Total assets                                      188,632     175,399     137,462     134,853     127,831
      Line of credit outstanding                            - -         - -       1,550         - -         - -
      Subordinated debt                                     - -         - -       1,500       2,250       3,000
      Total liabilities and minority interest           110,856      96,744      98,451      93,956      91,300
      Total equity                                    $  77,776    $ 78,654    $ 39,011    $ 40,897    $ 36,531

    GAAP Ratios:
      Loss and LAE ratio                                   64.2%       61.7%       82.8%       75.8%       73.2%
      Underwriting expense ratio                           44.7%       38.5%       33.7%       34.4%       34.4%
      Combined ratio                                      108.9%      100.2%      116.5%      110.2%      107.6%

    Statutory Data:
      Statutory combined ratio                            105.6       101.7       120.3       107.9       106.3
      Industry combined ratio                             105.0       101.6       105.8       106.4       108.4
      Statutory surplus                                $ 54,323    $ 51,691    $ 30,759    $ 32,249    $ 31,097
      Ratio of annual statutory net premiums
           written to statutory surplus                   1.5:1       1.3:1       1.6:1       2.2:1       2.2:1

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Year Ended December 31, 1998 Compared to Year Ended December 31,
1997

      Premiums. Gross (direct plus assumed) premiums written increased $9.5 million, or 10.8%, in 1998 compared to 1997. The increase in gross premiums written can be attributed primarily to the affiliation with New Castle Insurance which contributed $8.0 million of homeowners and personal auto premiums. Specifically, $1.4 million of the increase from New Castle is attributable to direct premiums written in the fourth quarter (subsequent to OGGI's acquisition of New Castle) with the remaining increase of $6.6 million attributable to the assumption, through reinsurance, of 100% of New Castle's business during the first nine months of 1998. The remaining increase can be attributed to increases in direct premiums written for personal and commercial automobile, farmowners business and workers' compensation offset by a decrease in fire, allied line, and inland marine business. Farmowners, homeowners, and personal automobile direct writings as a percentage of the total book of business were 21.0%, 25.2%, and 24.1%, respectively, in 1998 and 21.0%, 25.0% and 23.6%, respectively, for 1997.

      Ceded premiums written decreased $8.3 million to $13.5 million in 1998 compared to 1997. The decrease in premiums ceded was directly attributable to the elimination of the 15% quota share reinsurance agreement with our primary reinsurer, American Re-Insurance Company (American Re). This agreement was cancelled on a run-off basis whereby new or renewal policies in 1998 are no longer covered. Ceded premiums written under this agreement amounted to nil and $9.4 million for 1998 and 1997, respectively.

      Net premiums written increased $17.9 million, or 27.0%, in 1998 to $83.9 million from $66.1 million in 1997. For the same comparative periods, net premiums earned increased $12.9 million, or 20.7%, to $75.3 million from $62.4 million. The increases in net premiums written and net premiums earned were directly attributable to the effects of eliminating the quota share reinsurance agreement with American Re and the contribution of New Castle premiums to OGGI.

      Net Investment Income. Net investment income increased $303,000, or 5.2%, to $6.2 million in 1998 from $5.9 million in 1997 while average cash and invested assets increased $3.0, or 2.6%. In addition to the increase in average invested assets, investment income increased in 1998 because of $169,000 of distributions from limited partnerships which did not make distributions in 1997. For 1998, the yield on average cash and invested assets was 5.2% compared to 5.3% for 1997.
  <PAGE 29>
      Net Realized Investment Gains. Net realized investment gains were $1.3 million for 1998 compared to $2.3 million in 1997, a decrease of $1.0 million or 44.6%. The decrease in realized gains were a result of the market volatility in the fourth quarter of 1998 which increased the spread between bid and ask prices making the sale of bonds and convertible securities unattractive and a loss of $817,000 related to the acquisition of New Castle. The loss resulted from writing down the carrying value of OGGI's surplus note investment in New Castle, forgiveness of interest on the note and costs related to the transaction.

      Other Revenue. Other revenue increased $1.7 million, or 419.8%, in 1998 to $2.1 million from $414,000 in 1997. This increase is attributable to increased management fees from Neffsville Mutual Fire Insurance Company and New Castle.

      Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred increased by $9.9 million, or 25.7%, to $48.4 million in 1998 from $38.5 million in 1997. Losses and loss adjustment expenses increased in 1998 as compared to 1997 because of the $3.4 million of claims from tornadoes and severe thunderstorms during the first week of June 1998 compared to the absence of severe storms in 1997, more losses being retained by OGGI as a result of the termination of the quota share reinsurance agreement, and the $2.3 million favorable loss development in 1998 compared to 1997's favorable development of $4.3 million.

      Underwriting Expenses. Underwriting expenses, which include amortization of deferred policy acquisition costs and operating expenses, increased $11.4 million, or 46.6%, in 1998 to $35.8 million from $24.4 million in 1997. The increase is primarily the result of the loss of commission income from the termination of the quota share reinsurance agreement in 1998 and additional commission expense on assumed business from New Castle, as well as pretax charges of $2.0 million for guaranty fund assessments related to the insolvencies of PIC Insurance Group, Inc. and P.I.E. Mutual Insurance Company. Assessment from these insolvencies are expected to continue for the next two to three years. Based upon OGGI's current premium volume this amounts to approximately $1.0 million each year. Other increases in underwriting expenses relate to Old Guard Insurance Management Co.'s management agreement with New Castle. Expenses related to this agreement are offset by increases in other revenue.

      Federal Income Tax Expense (Benefit). Federal income tax expense (benefit) as a percentage of pre-tax income or loss was (37.3%) in 1998 compared to 36.6% in 1997. The unusual relationship of income tax benefit versus pretax income in 1998 is attributable to the low level of pretax income versus the magnitude of tax preference items (primarily tax exempt income and dividends received deduction) which do not vary with pretax income. In 1998, tax preference items were large enough to
<PAGE 30> offset pretax income.  Assessment from these
insolvencies are expected to continue for the next two to three years. Based upon OGGI's current premium volume this amounts to approximately $1.0 million each year.

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

      Premiums. Gross premiums written increased $5.8 million, or 7.1%, in 1997 compared to 1996. The increase can be attributed, in part, to the acquisition of First Delaware which contributed $3.6 million to the increase. The remaining increase can be attributed to increases in direct premiums written for personal and commercial automobile and farmowners business offset by a decrease in homeowners business. The increases in automobile writings reflect OGGI's focus on increasing liability business in an effort to balance the overall book of business between property and liability exposures. The farmowners line increased due to premium rate increases as competition eased somewhat in OGGI's primary market, Pennsylvania. Homeowners premiums decreased $435,000, or 2.0%, in 1997 as a result of a reunderwriting initiative which commenced in 1997 and is designed to improve the portfolio mix to include higher value dwellings and to ensure that the appropriate premium is received for the risk underwritten. This initiative was successful as the number of homeowners policies in force has declined at a faster and faster rate than written premiums indicating that OGGI received more premium dollars for less risk. Workers' compensation premium rates decreased in 1997 because of a 25% rate reduction mandated by the Pennsylvania Workers' Compensation Rating Bureau. The decrease was driven by lower claim costs arising out of reforms adopted in 1994-1995. This rate reduction was offset by increases in policy count as OGGI implemented several safety group programs to attract new and maintain existing business. The safety group programs offer dividends based upon the group's loss experience and to policyholders who are otherwise unable to obtain a dividend participating policy. By creating safety groups, OGGI is able to offer this benefit and attract new business. Farmowners, homeowners, and personal automobile direct writings as a percentage of the total book of business were 21.0%, 25.0%, and 23.6%, respectively, in 1997 as compared to 20.6%, 27.2%, and 23.5%, respectively, for 1996.

      Ceded premiums written decreased $12.5 million to $21.9 million in 1997 compared to 1996. The decrease in premiums ceded was directly attributable to the effects of reducing from 20% to 15% the quota share reinsurance agreement with our primary reinsurer, American Re. Ceded premiums written under this agreement amounted to $9.4 million and $20.1 million for 1997 and 1996, respectively. The remaining decrease in ceded premiums written related to a restructuring of our property reinsurance program effective January 1, 1997, from a combination of pro-rata and excess of loss to 100% excess of loss. This change in the property reinsurance program resulted in a $2.9 million decrease
<PAGE 31> in ceded premiums written.  Decreases in ceded premiums as a result of the aforementioned changes in our property reinsurance were offset by a $1.6 million increase associated with the acquisition of First Delaware.

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

      Net Investment Income. Net investment income increased $1.4 million, or 30.7%, to $5.9 million in 1997 from $4.5 million in 1996 while average cash and invested assets increased $28.2 million, or 31.8%. For 1997, the yield on average cash and invested assets was 5.3% compared to 5.1% for 1996. The increase in average cash and invested assets can be attributed primarily to the $33.7 million in net proceeds from OGGI's subscription offering in February 1997 and the increase in gross unrealized gains on investments of $2.8 million.

      During the third quarter of 1997, OGGI transferred $38.1 million of fixed income securities from available to sale to held to maturity reflecting management's intention and ability to hold these securities until maturity. This will enable OGGI to extend the duration of this portion of the portfolio which will allow for the purchase of higher yielding securities. The change in classification from available to sale to held to maturity did not have a material effect on OGGI's financial position or results of operations.

      Net Realized Investment Gains. Net realized investment gains were $2.3 million for 1997 compared to $1.4 million in 1996, an increase of $900,000 or 68.0%. The additional gains were realized as interest rate and general economic conditions in 1997 created capital gains opportunities particularly in the equity portfolio.

      Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred decreased by $5.8 million, or 13.2%, to $38.5 million in 1997 from $44.4 million in 1996. Losses and loss adjustment expenses decreased in 1997 as compared to 1996 because of the absence of catastrophic claims in 1997 which amounted to $3.7 million in 1996 and favorable loss development in 1997 on prior losses of $4.3 million as compared to adverse development in 1996 of $557,000. These decreases were offset by losses incurred associated with First Delaware that amounted to $1.1 million and the decrease in the quota share reinsurance agreement which increased incurred losses and loss adjustment expenses by $836,000.
  <PAGE 32>
      Underwriting Expenses. Underwriting expenses, which include amortization of deferred policy acquisition costs and operating expenses, increased $6.0 million, or 32.8%, in 1997 to $24.4 million from $18.4 million in 1996. The increase is primarily due to a $4.5 million reduction in ceded commissions arising out of the decrease in the quota share reinsurance agreement and a $1.4 million increase in other underwriting expenses. The other underwriting expense increase can be attributed to the acquisition of First Delaware that contributed $650,000 to the increase and initiatives undertaken by OGGI's subsidiaries to upgrade their computer systems and to reunderwrite the homeowners book of business.

      Stock Option Compensation. The $2.0 million charge for stock compensation expense is a non-recurring, non-cash expense resulting from the grant of 237,286 stock options on February 11, 1997, at an exercise price equal to the $10 per share offering price in OGGI's subscription offering, and approved by shareholders at OGGI's first Annual Meeting on August 19, 1997. At the time of shareholder approval OGGI's stock price was $18.50 per share. In accordance with OGGI's accounting policy for stock-based compensation (the optional accounting treatment afforded under Statement of Financial Accounting Standards (SFAS) No. 123 which allows companies to follow the expense recognition criteria of Accounting Principles Board Opinion No. 25), the difference between the stock price at the approval date and the exercise price is charged to earnings. Further changes in OGGI's stock price or future grants of options, shareholder approval of which will not be required and which are expected to be made at the then current price of OGGI's stock, will not result in additional charges to earnings.

      Federal Income Tax Expense (Benefit). Federal income tax expense (benefit) as a percentage of pre-tax income or loss was 36.6% in 1997 compared to 42.6% in 1996. The increase in the rate can be attributed to the return to profitable operations in 1997, which generated taxable income versus operating losses in 1996, and the realization of $128,000 in research and experimentation tax credits in 1996.

Liquidity and Capital Resources

      The principal sources of OGGI's cash flow are premiums, investment income, maturing investments and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of OGGI relate primarily to the payment of losses and loss adjustment expenses. The short and long-term liquidity requirements of OGGI vary because of the uncertainties regarding the settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in the aggregate.

      OGGI and its subsidiaries have in place unsecured lines of credit with a local financial institution under which they may
<PAGE 33> borrow up to an aggregate of $1.5 million.  As of
December 31, 1998 and 1997, no amounts were borrowed against these lines of credit.

      Net cash provided (used) by operating activities was $5.1 million, $4.1 million and $(10.7) million during 1998, 1997, and 1996, respectively. Negative cash flow from operating activities during 1996 was primarily attributable to the net loss for the period and an increase in reinsurance receivables and prepaid reinsurance premiums as a result of implementing the quota share agreement with American Re.

      In 1998, investing activities used cash of $6.8 million primarily because of the expansion of our home office which was completed in the fall of 1998 and continued investments in technology. In 1997, investing activities used cash of $33.5 million primarily because of the investment of the net proceeds from the subscription offering and the continuing costs of improvements to our computer systems. In 1996, investing activities provided cash of $7.4 million primarily as a result of decreases in the fixed income portfolio needed to fund unprofitable operations in that year.

      In February 1996, OGGI and American Technologies, Inc., a California based software lessor, entered into a lease financing agreement in connection with the acquisition by OGGI of a new policy processing software system for approximately $2.5 million. The terms of the lease financing agreement provide for an aggregate lease facility up to $1.5 million. The implied interest rate under the lease is 9.5%. As of December 31, 1996, the lease facility was fully utilized. During 1998, this lease was repaid.

      As a holding company, the principal source of liquidity for Old Guard Group, Inc. will be dividend payments and other fees received from its subsidiaries. The Company's insurance subsidiaries are restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the state regulatory authority. Under Pennsylvania law, the maximum amount that may generally be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the Insurance Department cannot exceed the greater of 10% of the insurance company's statutory surplus as reported on the most recent annual statement filed, or the net income of the insurance company for the period covered by such annual statement. However, Old Guard, Old Guard Fire and First Patriot are further restricted as to the amount of dividends that they may pay. These restrictions do not allow the insurance companies to pay any dividend without prior approval of the Pennsylvania Insurance Department for a 36 month period following the conversion.
        <PAGE 34>
      The ESOP borrowed $4.1 million from an unaffiliated lender and $100,000 from OGGI to purchase 10% of the common stock issued in OGGI's subscription offering (see Note 1). The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of $50,417 for a term of 10 years. The loan is secured by the shares of common stock purchased and the earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. OGGI expects to contribute sufficient funds to the ESOP to repay such loan, plus such other amounts as OGGI's Board of Directors may determine at its discretion.

Effects of Inflation

      The effects of inflation on OGGI are implicitly considered in estimating reserves for unpaid losses and loss adjustment expenses, and in the premium rate-making process. The actual effects of inflation on OGGI's results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is management's opinion that the liability for losses and LAE, including losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.

New Accounting Pronouncements

      In January 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3, which is effective for fiscal years beginning after December 31, 1998, provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. The adoption of SOP 97-3 is not expected to have a material impact on the financial statements of OGGI.

      In June 1997, Statement of Financial Accounting Standards
(SFAS) No. 130, "Comprehensive Income", was issued. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The effects of adopting SFAS No. 130 are included in the consolidated financial statements
included herein.   <PAGE 35>

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. OGGI has determined that it manages one operating segment which is comprised of its property and casualty business.

Year 2000 Issue

      General:

      As the year 2000 approaches, concerns arise involving business interruptions or failures of specific operations performed by computer chips as a result of date sensitive information. The problem results because some current information technology ("IT") systems and non-IT systems with embedded computer chips are not prepared to recognize the year change from 1999 to 2000. Absent remediation of non-compliant systems, there is a substantial risk to OGGI of business interruption or failure. Therefore, it is important to prepare a contingency plan to insure that all affected areas within OGGI have been reviewed.

      Project:

      OGGI developed an enterprise-wide year 2000 Readiness Initiative Program to identify the enterprise-wide business impact(s) of the arrival of the year 2000. A plan was developed to ensure all applicable systems, equipment, vendors and external agents are compliant. OGGI has utilized the recommendations from an outside consultant as a tool for project management.

      In the process of identifying assets affected by the year 2000 problem, a year 2000 representative was selected from each department within OGGI. Each representative completed an inventory of year 2000 affected assets utilized by their department. The inventory included: infrastructure, including non-IT assets such as elevators and security systems, applications software, third-party suppliers and customers (external agents).

      The representatives prioritized assets by assigning a criticality factor. These factors consisted of "fatal," "critical," "marginal" and "desirable." "Fatal" is defined as an asset that is necessary for uninterrupted operations of OGGI and will fail or terminate if there were year 2000 date processing errors. "Critical" is defined as an asset that is necessary for the operation of the business, and year 2000-related failures
<PAGE 36> will produce an inaccurate or incorrect result.
"Marginal" is defined as an asset that is necessary for the operation of the business, but year 2000-related failures will cause minor inconveniences, annoyances, or irritations. "Desirable" is defined as an asset that is not mandatory for operating the business. All assets will continue to be evaluated to determine whether they need to be replaced, repaired or are compliant. As of December 1998, OGGI has evaluated the majority of assets and confirms all assessment work is substantially completed.

      OGGI's most "fatal" asset is older personal computers. OGGI has developed a plan to ensure these systems will be compliant by the first quarter of 1999. Information regarding BIOS upgrades and recommendations have been received from the manufacturers of each of the different computer systems that are not year 2000 compliant. The software programs identified as not yet compliant continue to be reviewed and remediation will be implemented according to manufacturer recommendations. Some of the computer software programs currently being utilized will be replaced by compliant systems.

      Vendors and external agents also have been contacted by phone and/or letter to request information regarding their year 2000 status. OGGI has received some responses to date but all vendors have not yet responded. Alternative vendors have been identified for those vendors that do not respond.

      In addition, a process also was established for reviewing new and existing contracts and maintenance agreements for appropriate year 2000 compliance language.

      Costs:

      OGGI presently expects that substantially all future costs associated with the year 2000 compliance will be internal and are estimated to be less than $50,000. Costs incurred to date have been approximately $150,000.

      Contingency Plans:

      Although OGGI expects to finish testing its year 2000 compliance by June 30, 1999, it has considered contingencies in case any of its fatal or critical assets, not already confirmed as compliant, fail year 2000 compliance testing. For such assets, OGGI has identified alternatives that will not cause significant interruptions to service or operation.

      Policy Coverage:

      Many experts now believe that the year 2000 problem may have a material adverse impact on the national and global economies.
In addition, it seems likely that if businesses are materially damaged as a result of the year 2000 problems, at least some such
<PAGE 37> businesses may attempt to recoup their losses by
claiming coverage under various types of insurance policies.
And, although management has concluded that under a fair reading of the various policies of insurance issued by it, no coverage for year 2000 problems should be considered to exist and has included exclusionary language on certain policies beginning in 1998, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in the various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of OGGI to accurately estimate the impact of the year 2000 problem on the insurance issued by, or other business operations of OGGI.

Forward-Looking Statements

      Certain statements contained in the Management's Discussion and Analysis and other statements made throughout this report constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-forwarding statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; OGGI's dependence on investment income; the geographic concentration of OGGI's business in the Northeast United States; the adequacy of OGGI's liability for losses and loss adjustment expenses; government regulation of the insurance industry and the other risks and uncertainties discussed or indicated in all documents filed by OGGI with the Securities and Exchange Commission. OGGI expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the release of this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

      Market Risk of Financial Instruments

      A significant portion of the OGGI's assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. OGGI's primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long-term instruments. OGGI has established strategies, asset quality standards, asset allocations and other relevant criteria for its portfolio to manage its exposure to market risk. In addition, maturities are structured after projecting liability cash flows with actuarial models. OGGI currently has only one derivative instrument outstanding, an interest rate swap on its long-term debt, which is used as a hedge. All of OGGI's financial instruments are held for purposes other than trading. OGGI's portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions (see Notes 3 and 7 to OGGI's Consolidated Financial Statements for additional discussion).

      Caution should be used in evaluating the OGGI's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 47.9% of total liabilities and reinsurance receivables on unpaid losses represent 11.1% of total assets).

      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 1998, excluding insurance liabilities, reinsurance receivables on unpaid losses, and fixed income securities that are classified as "held-to-maturity" because such assets and liabilities are not carried at fair value, would have been as follows:

      - If interest rates had decreased by 100 basis points, there would have been no significant change in the fair value of OGGI's long-term debt or the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

      - If interest rates had increased by 100 basis points, there would have been an approximate $2.9 million net decrease in the fair value of OGGI's investment
            <PAGE 39> portfolio.  The change in fair value was
            determined by estimating the present value of future cash flows using various models, primarily duration modeling.

      - If the market prices of all equity securities decreased 10%, there would have been an approximate $2.2 million decrease in the fair value of OGGI's investment portfolio. Common equity securities at December 31, 1998 include $8.7 million which are managed under the value-style investment management approach and $6.9 million which are managed under a growth-style
            investment approach.   Preferred equity securities at
            December 31, 1998 consist primarily of convertibles.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Old Guard Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Old Guard Group, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 24, 1999, except for Notes 15 and 16, for which the date is March 5, 1999


                OLD GUARD GROUP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                     As of December 31, 1998 and 1997

ASSETS                                                                             1998           1997
Investments:
  Fixed income securities
     Held to maturity, at amortized cost                                       $ 36,615,905    $ 38,382,722
     Available for sale, at fair value                                           59,249,118      57,237,836
    Preferred stocks, available for sale, at fair value                           5,979,443       4,626,565
    Common stocks, available for sale, at fair value                             15,620,659      12,208,318
    Other invested assets                                                         4,412,378       5,668,025
       Total investments                                                        121,877,503     118,123,466

Cash and cash equivalents                                                         6,121,983      10,214,908
Receivables:
  Premiums                                                                        9,354,449       7,945,218
  Reinsurance                                                                    15,138,801      10,767,770
  Investment income                                                               1,194,031       1,236,186
  Affiliates                                                                        479,989       1,093,062
Prepaid reinsurance premiums                                                      3,631,428       6,285,844
Deferred policy acquisition costs                                                 9,423,124       7,318,767
Deferred income taxes                                                                   - -         262,750
Property and equipment                                                           16,941,129      10,112,212
Goodwill                                                                            716,879         772,023
Other assets                                                                      3,752,624       1,266,509

       Total assets                                                            $188,631,940    $175,398,715

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Losses and loss adjustment expenses                                          $ 52,707,951    $ 48,718,666
  Unearned premiums                                                              42,460,383      36,535,108
  Accrued expenses                                                                4,250,938       2,541,896
  Deferred income taxes                                                             420,654             - -
  Capital lease obligations                                                             - -         796,558
  Long-term debt                                                                  3,402,778             - -
  ESOP liability                                                                  3,547,448       3,840,566
  Other liabilities                                                               3,362,831       3,662,423

       Total liabilities                                                        110,152,983      96,095,217

Minority Interest                                                                   703,220         649,125

Shareholders' Equity:

  Preferred stock (5,000,000 shares authorized;
     none issued and outstanding)                                                       - -            - -
  Common stock (15,000,000 shares authorized; 4,248,417 and 4,204,910 shares
     issued; 3,933,401 and 4,084,370 shares outstanding, no par)                 38,776,603      38,317,908
  Additional paid-in capital                                                      4,370,606       4,787,703
  Deferred compensation                                                          (5,330,718)     (6,277,553)
  Retained earnings                                                              40,175,219      40,259,736
  Net unrealized investment gains, net deferred income taxes                      4,997,299       3,856,612
  Treasury stock, at cost (315,016 and 120,540 shares)                           (5,213,272)     (2,290,033)

       Total shareholders' equity                                                77,775,737      78,654,373

       Total liabilities and shareholders' equity                              $188,631,940    $175,398,715

The accompanying notes are an integral part of the consolidated financial statements.

                                                  OLD GUARD GROUP, INC. AND SUBSIDIARIES
                                                  Consolidated Statements of Income and Comprehensive Income
                                                  For the years ended December 31, 1998, 1997 and 1996

                                                      1998           1997           1996
Revenue:
  Net premiums written                             $83,925,644    $66,063,881    $47,692,036
  Change in  net unearned premiums                  (8,579,680)    (3,635,287)     5,899,678

  Net premiums earned                               75,345,964     62,428,594     53,591,714

  Investment income, net of expenses                 6,179,394      5,876,708      4,494,818
  Net realized investment gains                      1,289,541      2,326,221      1,384,957
  Other revenue                                      2,149,885        413,636        321,770

    Total revenue                                   84,964,784     71,045,159     59,793,259

Expenses:
  Losses and loss adjustment
     expenses incurred                              48,395,431     38,514,060     44,358,790
  Amortization of deferred policy
    acquisition costs                               20,857,284     16,398,006     12,076,183
  Operating expenses                                14,966,532      8,038,028      6,320,550
  Stock option compensation                                  -      2,016,931              -
  Interest expense                                     502,734        591,452        384,529

     Total expenses                                 84,721,981     65,558,477     63,140,052

Income (loss) before income tax (benefit)
  and minority interest                                242,803      5,486,682     (3,346,793)

Income tax expense (benefit)                           (90,570)     2,009,403     (1,427,080)

Income (loss) before minority interest                 333,373      3,477,279     (1,919,713)

Minority interest in income (loss) of consolidated
  subsidiary                                            54,095         (7,287)           - -

Net income (loss)                                     $279,278     $3,484,566    $(1,919,713)

Other comprehensive income, before tax:
  Unrealized holding gains                           3,310,993      5,089,184      1,430,975
  Less:  Reclassification adjustment for gains
     included in net income                          1,600,259      2,326,221      1,384,957

Other comprehensive income, before tax               1,710,734      2,762,963         46,018
Income tax expense related to items of other
  comprehensive income                                 570,047        931,855         12,700

Other comprehensive income, net of tax               1,140,687      1,831,108         33,318


Comprehensive income (loss)                         $1,419,965     $5,315,674    $(1,886,395)
Earnings (loss) per share:
  Basic                                                   0.08           0.92          (0.49)
  Diluted                                                 0.07           0.91          (0.49)

The accompanying notes are an integral part of the consolidated financial statements.

OLD GUARD GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
                                                For the years ended December 31, 1998, 1997 and 1996
                                                                                                  Net
                                                                                              Unrealized
                                                                                              Investment
                                                          Additional                          Gains, Net
                                     Common Stock        Paid-In    Deferred     Retained  of Deferred  Treasury
                                   Shares     Amount     Capital  Compensation   Earnings  Income Taxes   Stock       Total
Balance, January 1, 1996            -     $      -     $     -     $      -     $38,905,128  $1,992,186    $  -        $40,897,314

Comprehensive income:
  Net loss                          -            -           -            -      (1,919,713)       -          -         (1,919,713)
  Unrealized gains on
    investments, net of
    reclassification
    adjustment                      -            -           -            -            -         33,318        -            33,318
Comprehensive income                -            -           -            -            -           -           -        (1,886,395)

Balance, December 31, 1996          -            -           -            -      36,985,415   2,025,504        -        39,010,919

Comprehensive income:
  Net income                        -            -           -            -       3,484,566        -           -         3,484,566
  Unrealized gains on
   investments, net of
   reclassification
   adjustment                       -            -           -            -            -      1,831,108        -         1,831,108
Comprehensive income                                                                                                     5,315,674

Issuance of common stock,
  net of issuance costs        4,204,910   38,317,908        -            -            -           -                    38,317,908

Dividends ($.05 per share)                                                         (210,245)                              (210,245)

Purchase of treasury stock      (120,540)        -           -            -            -           -      (2,290,033)   (2,290,033)

Deferral of stock-based
  compensation                      -            -      2,633,864   (6,688,774)        -           -                    (4,054,910)

Stock-based compensation            -            -      2,153,839      411,221         -           -                     2,565,060

Balance December 31, 1997      4,084,370   38,317,908   4,787,703   (6,277,553)  40,259,736   3,856,612   (2,290,033)   78,654,373

Comprehensive income:
 Net income                         -            -           -            -         279,278        -            -          279,278
  Unrealized gains on
   investments, net of
   reclassification
   adjustment                       -            -           -            -            -      1,140,687         -        1,140,687
Comprehensive income                                                                                                     1,419,965

Dividends ($.05 per share)          -            -           -            -        (363,795)       -            -         (363,795)

Purchase of treasury stock      (200,000)        -           -            -            -           -      (3,025,325)   (3,025,325)

Reissuance of treasury stock       3,104         -            828         -            -           -          46,948        47,776

Exercise of common stock
  options                         41,257      412,570           0         -            -           -            -          412,570

Stock-based compensation           4,670       46,125    (417,925)     946,835                                55,138       630,173

Balance, December 31, 1998    $3,933,401  $38,776,603  $4,370,606  $(5,330,718) $40,175,219  $4,997,299  $(5,213,272)  $77,775,737

The accompanying notes are an integral part of the consolidated financial
statement.   <PAGE 43>

                       OLD GUARD GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                       For the years ended December 31, 1998, 1997 and 1996

                                                                 1998           1997           1996
Cash flows from operating activities:
   Net income (loss)                                           $279,278     $3,484,566    $(1,919,713)
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                              1,329,678      1,388,677        960,515
   Net realized investment gains                             (1,289,541)    (2,326,221)    (1,384,957)
   Deferred income tax expense (benefit)                        150,904        958,542       (910,615)
   Non-cash compensation expense                              1,046,297      2,565,061              -
   Other                                                        (25,394)       (16,694)        (5,195)
   (Increase) decrease in assets:
     Receivables                                             (3,563,949)     3,063,473     (5,463,532)
     Prepaid reinsurance  premiums                            5,505,730      2,945,331     (6,948,184)
     Deferred policy acquisition costs                       (2,104,357)    (1,519,308)     1,577,436
     Other assets                                            (2,519,408)     1,116,626       (757,012)
   Increase (decrease) in liabilities:
     Losses and loss adjustment expenses                      1,205,943     (8,847,039)     3,279,580
     Unearned premiums                                        3,073,961        689,956      1,048,506
     Accrued expenses                                         1,497,577       (298,154)      (408,945)
     Other liabilities                                          514,653        849,542        214,401

   Net cash provided (used) by operating activities           5,101,372      4,054,358    (10,717,715)

Cash flows from investing activities:
    Cost of purchases of fixed income securities:
   Held to maturity                                         (11,858,011)    (2,777,906)             -
   Available for sale                                       (28,122,059)   (51,038,191)   (23,847,070)
    Proceeds from sales of fixed income securities:
   Available for sale                                        24,538,026     18,322,894     24,135,158
    Proceeds from maturities of fixed income securities:
   Held to maturity                                          13,570,526      2,463,699              -
   Available for sale                                         5,825,742     10,100,750      7,827,777
    Cost of equity securities purchased                      (8,396,523)    (8,981,660)    (4,015,036)
    Proceeds from sales of equity securities                  6,134,648      7,662,191      7,122,598
    Change in receivable/payable for securities                 317,722        (87,932)      (423,768)
    Cost of purchases of other invested assets               (1,325,000)    (4,420,001)    (1,885,000)
    Proceeds from sales of other invested assets                 56,846        588,582              -
   Acquisition of subsidiary, net of cash acquired              427,269       (626,175)             -
    Cost of purchases of property and equipment              (8,015,341)    (4,740,860)    (1,535,465)
    Proceeds from sales of property and equipment                 3,000         20,700               -

   Net cash provided (used) by investing activities          (6,843,155)   (33,513,909)     7,379,194

Cash flows from financing activities:
    Proceeds from sale of stock, net of issuance costs                -     33,721,482       (958,484)
    Exercise of common stock options                            412,570              -              -
    Purchase of treasury stock                               (4,760,795)      (970,688)             -
    Proceeds from reissuance of treasury stock                   47,776
    Payment of dividends                                       (363,795)      (210,245)             -
    Repayment of subordinated debt                                    -              -       (750,000)
    Proceeds from bank loans                                  3,500,000      5,054,770      1,550,000
    Proceeds from capital lease funding                               -              -      1,499,028
    Payment on principal of capital lease or bank loan       (1,186,898)    (3,589,229)      (486,779)
   Net cash provided (used) by financing activities          (2,351,142)    34,006,090        853,765

   Net increase (decrease) in cash and cash equivalents      (4,092,925)     4,546,539     (2,484,756)
                                                                      -
Cash and cash equivalents at beginning of period             10,214,908      5,668,369      8,153,125

Cash and cash equivalents at end of period                   $6,121,983    $10,214,908     $5,668,369

Cash paid (received) during the year for:
   Interest                                                  $  503,364    $   591,452     $  381,896
   Income taxes                                              $1,485,004    $    85,241     $ (160,453)
          <PAGE 45>
The accompanying notes are an integral part of the consolidated financial statements.

                    Old Guard Group, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies:

            Basis of Consolidation

      The consolidated financial statements include the accounts of Old Guard Group, Inc. and its wholly-owned subsidiaries
(OGGI), Old Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard Fire), First Patriot Insurance Company (First Patriot), New Castle Insurance Company of Delaware, Old Guard Insurance Management Co. (OGIM), 2929 Service Corporation and OGGI's 80% owned subsidiary, First Delaware Insurance Company (First Delaware).

      OGGI is a regional insurance holding company that, on February 11, 1997, completed a subscription offering in which it raised $38.3 million, net of issuance costs of $3.7 million, in exchange for 4.2 million shares of no par common stock. Concurrent with the subscription offering and in accordance with a plan of demutualization, Old Guard, Old Guard Fire and First Patriot were converted from mutual to stock insurance companies and issued shares of common stock to OGGI in exchange for $16.0 million.

      Effective October 1, 1998, New Castle Mutual Insurance Company converted from mutual to stock form and changed its name to New Castle Insurance Company of Delaware (New Castle). New Castle's conversion was pursuant to a plan of conversion approved by the Delaware Insurance Department and New Castle's policyholders. Along with the conversion, OGGI's $2.5 million surplus note investment in New Castle was converted to 1,500 shares of common stock and OGGI became the sole shareholder of New Castle. Accordingly, New Castle's results of operations for the three months ended December 31, 1998 are consolidated with those of OGGI in the financial statements presented herein. Pro forma results for 1998 and 1997, including New Castle as if it had been fully owned for each of those years are as follows:

      (Unaudited)                            1998              1997

      Total revenue                       $85,244,243       $73,639,526
      Income before income tax                839,290         4,163,329
      Net income                              672,960         2,611,153
      Earnings per share                        $0.17             $0.68

      Effective January 1, 1997, OGGI acquired 80% of the outstanding common stock of First Delaware for $3.3 million, which included a capital infusion of $1.5 million. Pro forma results for 1996, including First Delaware as if it had been 80%
<PAGE 47> owned during that period and as if OGGI had converted to stock form, are as follows:

      Total revenue                                         $61,476,000
      Loss before provision for income tax                   (3,200,000)
      Net loss                                               (1,814,000)
      Loss per share                                             $(0.46)

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the current year presentation.

            Description of Business

      OGGI is a property and casualty insurer of farms, small and medium size businesses and residences in rural and suburban communities in Pennsylvania, Delaware and Maryland, with Pennsylvania comprising in excess of 83% of total direct premiums written. The principal lines of business are homeowners, farmowners, personal automobile and commercial multi-peril which represent approximately 25%, 21%, 24% and 15%, respectively, of direct premiums written.

            Cash and Cash Equivalents

      Cash and cash equivalents are carried at cost, which approximates fair value. OGGI considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            Investments

      OGGI classifies fixed income and marketable equity securities as trading or available for sale. In addition, fixed income securities may be classified as held to maturity. Each security are evaluated at the time of purchase and periodically reevaluated. Held to maturity securities are carried at amortized cost. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred income tax, reported as a separate component of shareholders' equity. Currently, no securities are classified as trading.

      The fair value of all investments is subject to various market fluctuations which include changes in equity markets, interest rate environment and general economic conditions. Interest on fixed maturities and short-term investments is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Realized gains and losses on investments sold are calculated on the specific identification basis. <PAGE 48>

      During the third quarter of 1997, OGGI transferred $38.1 million of fixed income securities from available for sale to held to maturity reflecting management's intention and ability to hold these securities until maturity. The change in classification from available to sale to held to maturity did not have a material effect on OGGI's financial position or results of operations.

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

            Losses and Loss Adjustment Expenses

      The liability for losses and loss adjustment expenses include amounts determined on the basis of claims adjusters' evaluations, estimates of losses incurred but not reported calculated using historical experience and other estimates. Any adjustments resulting from changes in estimates are reflected in current operating results. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are reflected as a reduction of the liability for losses and loss adjustment expenses.

            Stock-Based Compensation  <PAGE 49>

      Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternately, SFAS No. 123 allows entities to apply the provision of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied. OGGI has elected to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures under SFAS No. 123.

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

      Effective for the 1997 tax year, OGGI and its subsidiaries file a consolidated federal income tax return.

            Reinsurance

      In the normal course of business, OGGI's insurance subsidiaries reinsure a portion of their exposure and pay to reinsurers a portion of premiums received on all policies reinsured. Insurance is ceded primarily to reduce net liability on individual risks, to mitigate the effect of individual loss occurrences (including catastrophe losses), to stabilize underwriting results and to increase underwriting capacity.

      Assets and liabilities related to insurance contracts are reported before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as separate assets.

      Certain reinsurance contracts provide for retrospective rate adjustments based on experience. Management estimates the ultimate ceded premium based upon historical experience. Any adjustments resulting from changes in estimates are reflected in current operating results. <PAGE 50>

            Assessments

      OGGI's insurance subsidiaries are subject to assessments in the states in which each company is licensed. Assessments consist primarily of charges from the residual markets and guaranty fund associations. Expense for guaranty fund assessments is recognized when an insolvency has taken place, the amount of the related assessment is reasonably estimable and the event obligating OGGI to pay (the writing of premiums) has taken place.

            Concentration of Credit Risk

      Financial instruments which potentially expose OGGI to concentrations of credit risk consist primarily of cash and short-term investments, premiums in course of collection, investments and balances recoverable from reinsurers. Insureds primarily consist of individuals and commercial and agricultural businesses.

      No one insured accounted for a significant amount of premiums earned or premiums in course of collection in 1998, 1997 or 1996.

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

2.    Statutory Information:

      OGGI's insurance subsidiaries prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Insurance Department of the respective company's state of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).
Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future.

      In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current
<PAGE 51> Accounting Practices and Procedures manual as the
NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Pennsylvania Insurance Department has adopted the Codification guidance, effective January 1, 2001. OGGI has not yet estimated the potential effect of the Codification guidance, however, it will not likely affect financial statements prepared in accordance with generally accepted accounting principles.

      Risk based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer's business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, OGGI's insurance subsidiaries maintain surplus in excess of prescribed risk based capital requirements.

      Statutory surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

                            Statutory Surplus        Statutory Net Income (Loss)
                      1998           1997         1998          1997           1996
Old Guard         $30,460,772    $29,176,267    $(183,599)   $2,789,155      $(658,740)
Old Guard Fire     13,573,448     14,274,141     (179,784)      675,225       (534,143)
First Patriot       4,868,651      5,254,516     (110,523)      504,258       (207,441)
First Delaware      3,055,027      2,986,233      217,325        26,457              -
New Castle          2,365,024              -      467,926             -              -
                  $54,322,922    $51,691,157     $211,345    $3,995,095    $(1,400,324)
                  ===========    ===========     ========    ==========    ===========

      A reconciliation of OGGI's statutory net income and surplus to OGGI's net income and shareholders' equity, under generally accepted accounting principles (GAAP), is as follows:

                                                            Year Ended December 31,

                                                    1998           1997           1996
Net Income:

    Statutory net income                          $211,345     $3,995,095     $(1,400,324)
    GAAP adjustments:
        Increase (decrease) in deferred policy
            acquisition costs                    2,104,357      1,519,308      (1,577,436)
        Deferred income tax (expense) benefit      233,028     (1,716,425)        910,615
        Accrual of guaranty fund assessment     (1,015,100)             -              -
        New Castle pre-acquisition earnings       (634,035)             -              -
        Other                                     (620,317)      (313,412)        147,432

    GAAP net income (loss)                        $279,278     $3,484,566     $(1,919,713)
                                                ==========     ==========     ===========  <PAGE 52>

                                                               As of December 31,

Shareholders' Equity:                               1998           1997
    Statutory surplus                           $54,322,922    $51,691,157
    GAAP adjustments:
         Deferred policy acquisition costs        9,423,124      7,318,767
         Deferred income taxes                     (803,736)      (436,396)
         Restoration of non-admitted assets         686,811        686,604
         Unrealized gains on investments,
              available for sale                  2,054,306      1,401,835
         Elimination of excess of statutory
             over statement reserves              3,157,510      3,395,713
         Equity of holding company, net of
              eliminations                        8,380,414     12,775,263
         Goodwill                                   716,879        772,023
         Accrual of guaranty fund assessment     (1,015,100)          -
         Other                                      852,607      1,049,407

    Shareholders' equity                        $77,775,737    $78,654,373
                                                ===========    ===========

3.    Investments:

      Net investment income, net realized investment gains and change in unrealized investment gains on investments are as follows for each of the three years ended December 31:

Net investment income and net realized investment gains

                                      1998          1997           1996
Investment Income:
    Fixed income securities       $5,660,870    $5,391,156     $4,337,217
    Preferred stocks                 299,920       285,712        437,633
    Common stocks                    274,104       252,638         99,763
    Cash and cash equivalents        649,579     1,039,826        418,695
    Other                            514,375       395,576        244,514

        Gross investment income    7,398,848     7,364,908      5,537,822

Less investment expenses           1,219,453     1,488,200      1,043,004

Net investment income             $6,179,395    $5,876,708     $4,494,818

Realized gains (losses):
    Fixed income securities        1,279,666     1,054,387      1,079,958
    Preferred stocks                 425,875       391,640        413,326
    Common stocks                    408,169       868,704        141,673
    Other                           (824,169)       11,490       (250,000)

Net realized investment gains     $1,289,541    $2,326,221     $1,384,957

   <PAGE 53>

Change in net unrealized gains on investments:


                               1998          1997          1996
Fixed income securities      $230,342    $1,189,419    $(1,309,607)
Preferred stocks             (177,861)       19,257        (62,807)
Common stocks               1,691,769     1,578,982      1,434,746
Other invested assets         (33,516)      (24,695)       (16,314)
                            1,710,734     2,762,963         46,018
Tax effect                   (570,047)     (931,855)       (12,700)

                           $1,140,687    $1,831,108        $33,318

      The cost and estimated fair value of investments at December 31, 1998 and 1997 were as follows:

                                                                          Gross         Gross
      1998                                                             Unrealized    Unrealized      Estimated
Held to Maturity                                         Cost (1)         Gains        Losses        Fair Value
Fixed income securities
   U.S. Treasury securities and obligations of U.S.
           Government corporations and agencies         $9,345,372       $246,328        $5,915      $9,585,785
   Obligations of states and political subdivisions      7,244,349        230,745         7,038       7,468,056
   Corporate obligations                                 5,923,405        170,103        18,576       6,074,932
   Collateralized mortgage obligations                  14,102,779        316,883        35,901      14,383,761

           Total held to maturity                      $36,615,905       $964,059       $67,430     $37,512,534

      1998
Available for Sale

Fixed income securities:
   U.S. Treasury securities and obligations of U.S.
           Government corporations and agencies         $9,609,215       $162,062      $    970      $9,770,307
   Obligations of states and political subdivisions      9,589,498        270,455            26       9,859,927
   Corporate obligations                                25,307,133      1,717,579       615,577      26,409,135
   Collaterized mortgage obligations                    13,134,849        117,714        42,814      13,209,749
           Total fixed income securities
                available for sale                      57,640,695      2,267,810       659,387      59,249,118

Equity securities:
   Preferred stock                                       5,962,437        328,375       311,369       5,979,443
   Common stock                                          9,605,659      6,404,413       389,413      15,620,659

           Total available for sale                    $73,208,791     $9,000,598    $1,360,169     $80,849,220
                                                       ===========     ==========    ==========     ===========

                                                                             Gross         Gross
      1997                                                              Unrealized    Unrealized       Estimated
Held to Maturity                                           Cost (1)          Gains        Losses      Fair Value
Fixed income securities:
   U.S. Treasury securities and obligations of U.S.
           Government corporations and agencies        $18,542,131       $141,455      $100,752     $18,582,834
   Obligations of states and political subdivisions      8,344,543         65,375        11,027       8,398,891
   Corporate obligations                                 5,051,926         99,797        20,300       5,131,423
   Collateralized mortgage obligations                   6,444,122        172,351        10,274       6,606,199

                    Total held to maturity              38,382,722        478,978       142,353      38,719,347   <PAGE 54>
      1997
Available for Sale

Fixed income securities:
   U.S. Treasury securities and obligations of U.S.
           Government corporations and agencies        $14,722,507       $146,230       $16,308     $14,852,429
   Obligations of states and political subdivisions      8,188,884        167,823             -       8,356,707
   Corporate obligations                                23,424,907      1,311,703       273,040      24,463,570
   Collateralized mortgage obligations                   9,523,457         49,128         7,455       9,565,130

                    Total fixed income securities       55,859,755      1,674,884       296,803      57,237,836

Equity securities:
   Preferred stock                                       4,431,698        371,736       176,869       4,626,565
   Common stock                                          7,885,087      4,587,650       264,419      12,208,318

                    Total available for sale           $68,176,540     $6,634,270      $738,091     $74,072,719
                                                       ===========     ==========      ========     ===========

(1) Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.

      The amortized cost and estimated fair value of fixed income securities at December 31, 1998 by contractual maturity are shown below:

                                            Amortized      Estimated
                                               Cost        Fair Value
Held to Maturity
  Due in one year or less                   $3,068,185     $3,106,033
  Due after one year through five years      4,915,524      4,981,973
  Due after five years through ten years     4,304,608      4,464,599
  Due after ten years                       10,224,809     10,576,168
  Collateralized mortgage obligations       14,102,779     14,383,761

                                           $36,615,905    $37,512,534
                                           ===========    ===========
Available for Sale
  Due in one year or less                   $1,278,282     $1,418,811
  Due after one year through five years      8,825,279      9,064,240
  Due after five years through ten years    16,133,008     16,348,128
  Due after ten years                       18,269,277     19,208,190
  Collateralized mortgage obligations       13,134,849     13,209,749

                                           $57,640,695    $59,249,118
                                           ===========    ===========

      Actual maturities may differ from contractual and anticipated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Collateralized mortgage obligations consist of mortgage pass-through holdings and securities backed by credit card receivables, auto loans and home equity loans. These securities follow a structured principal repayment schedule and are of high credit quality rated "AA" or better by Standard & Poor's. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment on early authorization. The average duration of this portfolio is
2.4 years.

      The gross realized gains and losses on investment securities in 1998, 1997 and 1996, are as follows:

                              1998              1997              1996
Gross realized gains          $2,783,095        $2,720,560        $1,804,668
Gross realized losses         (1,493,554)         (394,339)         (419,711)
Net realized gains            $1,289,541        $3,326,221        $1,384,957

  <PAGE 56>
      Insurance laws require that certain amounts be deposited with various state insurance departments for the benefit and protection of policyholders. The amortized cost of fixed income securities on deposit with governmental authorities was $924,399 and $820,402 at December 31, 1998 and 1997, respectively.

4.    Losses and Loss Adjustment Expenses:

      Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                        1998           1997           1996
Balance as of January 1             $48,718,666    $55,371,077    $52,091,497
Less reinsurance recoverables        17,001,279     20,855,702     16,000,653

      Net balance at January 1       31,717,387     34,515,375     36,090,844

Acquisitions                            746,938        667,929              -

Incurred related to:
    Current year                     50,652,000     42,857,000     43,801,765
    Prior years                      (2,256,569)    (4,342,940)       557,025

      Total incurred                 48,395,431     38,514,060     44,358,790

Paid related to:
    Current year                     34,264,000     27,276,000     29,648,916
    Prior years                      14,914,454     14,703,977     16,285,343

      Total paid                     49,178,454     41,979,977     45,934,259

Net balance as of December 31        31,681,302     31,717,387     34,515,375
Plus reinsurance recoverables        21,026,649     17,001,279     20,855,702

Balance at December 31              $52,707,951    $48,718,666    $55,371,077
                                    ===========    ===========    ===========

      Changes in estimates for prior years are attributable to favorable loss development across all lines in 1998 and primarily in workers' compensation reserves in 1997. The changes in estimates for 1996 are primarily attributable to incurred loss development experience across all lines of business.

      The liability for losses and loss adjustment expenses reflects management's best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported. In many cases, significant periods of time, ranging up to several years, may elapse between the occurrence of an insured loss, the reporting of the loss, and the payment of that loss.
As part of the process in determining these amounts, historical data is reviewed and consideration is given to the impact of various factors, such as legal developments, changes in social attitudes, and economic conditions.
  <PAGE 57>
      OGGI's insurance subsidiaries have geographic exposure to catastrophic losses in certain Mid Atlantic states. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, explosions, severe weather and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. OGGI's insurance subsidiaries generally seek to reduce their exposure to catastrophe through individual risk selection and the purchase of catastrophe reinsurance.

      Management believes that its liability for losses and loss adjustment expenses are fairly stated, in accordance with generally accepted actuarial principles and practices. However, estimating the ultimate claims liability is a complex and judgmental process inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payments and reporting patterns, legislative developments, and economic conditions, the estimates are revised accordingly and the impact is reflected currently in the consolidated financial statements.

5.    Property and Equipment

      Property and equipment consisted of the following at December 31, 1998 and 1997:

                                              1998             1997

Land                                      $   767,407       $  767,407
Buildings and improvements                 10,230,801        4,992,202
Furniture, fixtures,
 equipment and software                    11,730,183        7,599,114

 Property and equipment, cost              22,728,391       13,358,723

Less accumulated depreciation              (6,563,363)      (5,458,521)

                                           16,165,028        7,900,202
Software in development                       776,101        1,771,969
Construction in progress                            -          440,041

      Property and equipment              $16,941,129      $10,112,212

6.    Reinsurance:

      OGGI's insurance subsidiaries maintain reinsurance agreements which provide coverage for individual property and liability claims, as well as, catastrophic events. These
<PAGE 58> reinsurance programs mitigate loss exposure from
individually large losses and an aggregation of losses arising from a single loss event. OGGI is contingently liable for reinsured claims if the assuming reinsurers cannot meet their obligations under the reinsurance agreements.

      The following amounts represent OGGI's reinsurance activity with unrelated insurers in 1998, 1997 and 1996:

                                       1998           1997           1996
Ceded:
     Premiums earned               $18,360,030    $24,817,610    $27,468,375
     Unearned premiums             $   983,630    $ 6,285,844    $ 8,417,500
     Losses and loss adjustment
           expenses incurred       $11,361,729    $ 8,816,887    $30,508,137

Assumed:
     Premiums earned               $   359,173    $   300,536    $   142,423
     Unearned premiums             $    35,524    $    76,602    $    27,545
     Losses and loss adjustment
        expenses incurred          $  (761,028)   $   314,913    $   180,604


      During 1997 and 1996, Old Guard, Old Guard Fire and First Patriot maintained a 15% (20% in 1996) quota share reinsurance agreement with their primary reinsurer, American Re-Insurance Company. The agreement provided for a 30% (35% in 1996) ceding
commission on net business written.   Effective January 1, 1998,
the agreement was cancelled on a run-off basis. This agreement was intended to provide protection from high frequency and low severity type losses. The following summarizes activity under this treaty in 1998, 1997 and 1996:

                                       1998           1997           1996
Earned premiums                     $5,198,631    $10,732,903    $13,647,111
Unearned premiums                   $        -    $ 5,198,631    $ 4,867,616
Losses and loss adjustment
  expenses incurred                 $2,926,217    $ 6,943,898    $ 7,779,576


      Reinsurance recoverable, under this agreement, on paid and unpaid losses was $2,641,973 and $5,565,726 at December 31, 1998 and 1997, respectively.

      OGGI performs credit reviews of its reinsurers, focusing on financial stability and commitment to the reinsurance business.
At December 31, 1998, OGGI's insurance subsidiaries had reinsurance balances of approximately $11,723,000, net of applicable ceded reinsurance payable, due from American Re.
American Re's A.M. Best rating is A++.
  <PAGE 59>
7.    Long-Term Debt:

      Long-term debt is as follows at December 31, 1998:

            Mortgage, due 2013
                  7.70% fixed             $1,944,444
                  LIBOR plus 1.50%         1,458,334
                                          $3,402,778

      The mortgage is secured by property located in Lancaster, PA. and requires annual principal payments of $233,328. The fixed rate portion of the mortgage was converted from a variable rate through an interest rate swap. The fair value of the swap at December 31, 1998 was $101,682.

8.    Lines of Credit:

      Subsidiaries of OGGI jointly maintain cash management programs with a local financial institution. The programs provide for draws by any member of OGGI against a line of credit in the event of overdrafts. The line of credit is subject to a maximum of $1,500,000 and bears interest at prime. OGGI must maintain zero balances on the lines for one thirty-day period each year and must meet certain demand deposit requirements. No borrowings were outstanding under these arrangements at December 31, 1998 and 1997. OGGI also maintains a $15,000,000 acquisition line of credit which is subject to certain approvals by the granting institution before funds can be drawn.

9.    Income Taxes:

      The tax effect of significant temporary differences that give rise to OGGI's net deferred tax asset as of December 31, is as follows:

                                               1998           1997
Unearned premiums                           $2,640,369     $2,056,951
Losses and loss adjustment expenses          1,289,391      1,435,173
Stock compensation costs                       666,843        752,695
Tax credits                                    321,064        336,315
Net operating loss carryforward                480,930        504,533
Other                                          557,157        154,551

     Deferred tax asset                     $5,955,754     $5,240,218

Deferred policy acquisition costs           $3,203,833     $2,488,352
Unrealized gain on investments               2,557,508      1,987,461
Depreciation and other                         615,067        501,655

     Deferred tax liability                 $6,376,408     $4,977,468

     Net deferred tax asset (liability)      $(420,654)      $262,750

  <PAGE 60>
      The net deferred tax asset has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that it will generate sufficient future taxable income to utilize these net excess tax deductions. The amount of the deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

      Actual income tax expense (benefit) differed from expected income tax expense (benefit), computed by applying the federal corporate tax rate of 34% to income (loss) before income tax and minority interest, for each of the three years ended December 31 as follows:

                                             1998          1997          1996
Expected income tax expense (benefit)      $82,553     $1,865,472   $(1,137,910)
Tax-exempt interest                       (100,837)        (8,041)       (9,380)
Dividends received reduction               (81,414)       (95,595)     (144,871)
ESOP compensation                           73,430         46,549            -
Goodwill                                    18,749         18,749            -
Research and experimentation
   credit                                       -              -       (127,823)
Other                                      (83,051)       182,269        (7,096)

   Income tax expense (benefit)           $(90,570)    $2,009,403   $(1,427,080)
                                          ========     ==========   ===========

The components of income tax expense (benefit) for each of the three years ended December 31 are as follows:

                                            1998          1997         1996
Current income tax expense
          (benefit)                      $(241,474)   $1,050,862   $  (516,465)
Deferred tax expense
          (benefit)                        150,904       958,541      (910,615)

   Income tax expense (benefit)           $(90,570)   $2,009,403   $(1,427,080)
                                         =========    ==========   ===========

      First Patriot has a net operating loss carryforward at December 31, 1998 of approximately $1,415,000. First Patriots' net operating loss carryforward expires $58,000 in 2007, $261,000 in 2009, $780,000 in 2010 and $316,000 in 2011. The NOL's can be
utilized to offset future taxable income of First Patriot.

      As of December 31, 1998, Old Guard and Old Guard Fire had alternative minimum tax credit carryforwards of approximately
$71,000 and $139,000, respectively, available to offset future regular income tax.
  <PAGE 61>
10.   Employee Benefit Plans

      OGGI and it subsidiaries maintain certain stock compensation and retirement plans as follows:

      Stock Compensation Plan

      The Stock Compensation Plan was adopted by the Board of Directors of OGGI on December 20, 1996 and approved by shareholders at the first Annual Meeting on August 19, 1997. The purpose of the plan is to provide additional incentive to directors and employees by facilitating their purchase of stock of OGGI. Awards under the plan may be made in the form of options, stock appreciation rights or grants of restricted stock. Awards up to 420,491 shares may be made under the Stock Compensation Plan. The Compensation Committee of the Board of Directors of OGGI may, at their discretion, select employees to whom awards will be granted, the number of shares to be subject to such awards, the terms and conditions of such awards and other restrictions they deem appropriate. No awards of stock appreciation rights or restricted stock have been made as of December 31, 1998.

      OGGI applies the APB Opinion No. 25 expense recognition criteria of SFAS No. 123 and related interpretations in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized, except for the one-time charge of $2,016,931 described later herein, in the accompanying financial statements for the difference between the fair value of stock-based compensation plans and the intrinsic value. Had compensation cost for stock-based compensation plans been determined using fair value, OGGI's net income and earnings per share would have been as follows:

                                            1998             1997
Net income:
      As reported                         $279,278          $3,484,566
      Pro forma                           $253,951          $3,074,985

Basic earnings per share:
      As reported                             $.08               $ .92
      Pro forma                               $.07               $ .79

      The per share weighted-average fair value of options granted during 1998 and 1997 was $5.05 and $ 10.75, respectively. The fair value of each option grant is estimated on the date of grant using an option-pricing model and the following weighted-average assumptions:

                                     1998               1997

Dividend Yield                        .50%              .50%
Expected Volatility                 21.90%            20.00%
Risk Free Interest Rate              4.95%             6.33%  <PAGE 62>
Expected Life                         5.4 years        5.4 years

      Information regarding activity in OGGI's stock options plan is presented below:

                                                           Weighted -Average
                                                           Exercise Prices
                                       Number of Shares       Per Share
Outstanding at January 1, 1997                       -                 N/A
Granted in 1997                                245,286             $10.34
Exercised in 1997                                    -                 N/A
Forfeited in 1997                                    -                 N/A
Outstanding at December 31, 1997               245,286             $10.34

Granted in 1998                                 10,905             $17.01
Exercised in 1998                               41,257              10.00
Forfeited in 1998                                  320              13.81
Outstanding at December 31, 1998               214,614             $10.74

      The following table summarizes information about OGGI's stock option plan at December 31, 1998:

Exercise Prices                            $10.00       $19.00       $22.00      $19.63      $13.81
Outstanding at December 31, 1998          196,029        4,000        4,000       6,000       4,585
Weighted-average remaining
   contractual life (in years)                8.1          8.6          8.6         9.5         9.8
Options exercisable
   at December 31, 1998                   196,029        4,000        4,000       6,000           -


      On February 11, 1997, in connection with OGGI's subscription offering, 237,286 stock options were granted to directors and officers. These options have an exercise price of $10 per share and are exercisable by the grantee for a period of ten years.
The granting of these options was approved by shareholders at OGGI's first Annual Meeting on August 19, 1997. At that time, the price of OGGI's stock was $18.50 per share. The difference between the price of the stock at the measurement date and the exercise price of the options was charged to earnings in 1997. Since these options were granted as non-qualified incentive stock options, OGGI has recognized a deferred tax asset on the difference between the exercise price and the value of the options at the measurement date.

      Management Recognition Plan

      On December 20, 1996, the Board of Directors of OGGI also adopted a Management Recognition Plan (MRP) which is designed to reward and retain key employees of OGGI. A total of 168,196 shares were authorized for possible award.

      The following summarizes MRP activity in 1998 and 1997:
<PAGE 63>

                                                Shares

Total granted at January 1, 1997                      -
      Granted in 1997                           142,373
      Forfeited in 1997                               -
Total granted at December 31, 1997              142,373

      Granted in 1998                             5,000
      Forfeited in 1998                         (14,095)
Total granted at December 31, 1998              133,278

      Awards under the MRP vest over a period of five years following the award date. OGGI is recognizing compensation cost over the vesting period equal to the value of the shares granted at the award date. In 1998 and 1997, $491,083 and $196,878 of compensation cost was recognized under the MRP, respectively.

      Employee Stock Ownership Plan

      The Board of Directors has also adopted an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of participating and eligible employees. Employees are eligible after having attained the age of 21 and completing one year of service with OGGI or its subsidiaries. In connection with the subscription offering, the ESOP borrowed $4,054,910 in order to purchase 10% of the total shares issued by OGGI. The loan bears interest at 8.45% and requires monthly payments of principal and interest of $50,417 for a term of 10 years. Because OGGI has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded in the accompanying consolidated balance sheets as of December 31, 1998 and 1997.

      Dividends on shares held by the ESOP are paid to the ESOP trust. Dividends on the unallocated ESOP shares together with OGGI's contributions, are used by the ESOP to repay principal and interest on the outstanding debt. Shares are released for allocation to participants as the debt is retired. Interest incurred on the ESOP notes amounted to $309,671 and $282,079 in 1998 and 1997, respectively. OGGI paid dividends on the stock held by the ESOP of $40,518 and $20,275 in 1998 and 1997, respectively.

      Retirement Plans

      OGGI has a discretionary noncontributory profit sharing plan covering eligible employees. OGGI's contribution to the plan amounted to $73,050, $58,224 and $268,043 in 1998, 1997 and 1996,
respectively.

      OGGI also maintains a voluntary defined contribution savings plan covering substantially all full-time employees. OGGI
<PAGE 64> matches employee contributions up to 3% of
compensation. OGGI's contribution to this plan amounted to $216,237, $168,064 and $158,784 in 1998, 1997 and 1996,
respectively.

11.   Earnings Per Share

      The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share.

                                                1998               1997             1996
Net income (loss) for basic
      and diluted earnings per share          $279,278         $3,484,566      $(1,919,713)
                                            ==========         ==========      ===========

Common shares outstanding                    3,694,538          3,803,141        3,957,610
Dilutive shares
     Treasury shares in MRP trust              121,365              5,231                -
     Outstanding stock options                  83,401             40,483                -

Total common and dilutive shares             3,899,304          3,848,855        3,957,610
                                            ==========          =========        =========

      Options totaling 18,585 and 8,000 at December 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share for 1996 are computed on a pro forma basis assuming the subscription offering took place on January 1, 1996.

12.   Commitments and Contingencies:

      In the event a property and casualty insurer becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers operating in that jurisdiction to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary written premiums to total written premiums for all insurers in that particular state. OGGI charges these assessments to expense when the following criteria have been met:

      (a)   the insolvency has taken place

      (b) the amount of the assessment is reasonably estimable and

      (c)   the event obligating the Group to pay has taken place
            (usually the writing of premiums).

      Because of the insolvencies of two large medical malpractice insurance companies, OGGI expects to be assessed the maximum allowable under Pennsylvania law (2% of subject premium writings) for the next two to three years. Based upon OGGI's current
<PAGE 65> premium volume this amounts to approximately $1,000,000 each year.

13.   Fair Values of Financial Instruments:

      The carrying amounts of cash and cash equivalents, short-term investments and long-term debt approximate their fair value.

      Fixed income securities, preferred stocks and common stocks are reported at fair value as established by quoted market prices on secondary markets as of the balance sheet dates.

14.  Related Party Transactions:

      Neffsville Mutual Fire Insurance Company (Neffsville) is affiliated with OGGI through common management and reinsurance programs.

      Neffsville is provided management services by OGIM for a fee as determined under a management agreement. Management fees recognized by OGIM under the aforementioned management agreements are as follows:

                              1998              1997              1996

Neffsville                    $462,061          $110,220          $55,600

      Neffsville maintains a quota share reinsurance agreement with Old Guard Fire whereby 90% of Neffsville's business is assumed by Old Guard Fire. The following summarizes the business ceded under the reinsurance agreement as of and for each of the years ended December 31:


                                           1998          1997          1996
Premiums written                       $2,328,492    $2,371,963    $2,577,252

Premiums earned                         2,319,231     2,371,561     2,577,252

Losses and loss adjustment expenses      (744,444)   (1,192,792)   (1,424,207)
Commissions                              (502,714)     (728,032)     (902,038)

                                       $1,072,073      $450,737      $251,007
                                       ==========    ==========    ==========
Liability for losses and loss
    adjustment expenses                  $138,373      $351,750      $305,440
Receivable from Neffsville               $355,773      $755,497      $258,430

      Effective January 1, 1998 Old Guard reinsured 100% of New Castle's premiums losses and loss adjustment expenses in return for a commission of 35% of ceded premiums written. During 1997, Old Guard participated in a portion of New Castle's reinsurance program. The following summarizes the business assumed from New Castle for the year ended December 31, 1997 and for the nine
<PAGE 66> months ended September 30, 1998, the date New Castle became a subsidiary of OGGI (See note 1).

                                         1998          1997

Premiums written                       $7,462,598    $582,580

Premiums earned                         4,640,003     582,580

Losses and loss adjustment expenses    (2,831,782)   (373,214)
Commissions                            (2,611,910)   (170,631
                                       $ (803,689)   $ 38,735

15.   Subsequent Event

      On March 5, 1999, OGGI completed the acquisition of Investors Southern Corporation and its principal operating subsidiary, Southern Title Insurance Corporation (collectively referred to as Southern). Southern provides title insurance and related services through a network of agencies in Virginia, North Carolina, the District of Columbia, Ohio and Pennsylvania. Pursuant to the stock purchase agreement, OGGI paid $6,750,000 in cash for 100% of Southern's capital stock. In addition, OGGI will make additional payments equal to 25% of Southern's pretax profits in 1999, 2000 and 2001.

      The acquisition will be accounted for under the purchase method of accounting. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation will be determined in 1999 when additional information becomes available.

      Summary financial information for Southern as of and for the year ended December 31, 1998 is as follows:

      (Unaudited)

      Total assets                  $11,700,000
      Total revenues                 14,400,000
      Pre-tax income                    444,000

16.   Litigation

      On February 10, 1997, OGGI, Old Guard, Old Guard Fire, First Patriot (the Insurance Companies) and each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States
District Court for the Eastern District of Pennsylvania by four policyholders. By filing the class action portion of the lawsuit, these four policyholders purport to represent all 141,000 policyholders of the Insurance Companies. Seven of the eleven counts challenge the constitutionality of the Pennsylvania Insurance Company Mutual to Stock Conversion Act (Act), which permitted the Insurance Companies plan of demutualization (Plan)
<PAGE 67> in 1997.  The plaintiffs are contending that the Plan violated the rights of the plaintiffs and members of the class under the United States and Pennsylvania Constitutions and that the Act is unconstitutional as applied by the Plan. The remainder of the class action claims assert theories regarding purported violations of the Act, principally relating to the description of the Plan in the proxy statement approved by the Insurance Department of the Commonwealth of Pennsylvania (Department) and mailed to policyholders. The derivative claim was brought against the directors of the Insurance Companies, purportedly on behalf of the Insurance Companies, alleging breach of the fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which were contemplated by the Plan. The stock-based compensation plans are expressly permitted by the Act, were approved by the Department and have subsequently been approved by shareholders. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate.

      OGGI, the Insurance Companies and the individual defendants filed a motion to dismiss the complaint in May 1997. In December 1997, the Court granted the motion with respect to two of the constitutional counts and denied the motion with respect to the remaining nine counts, including five of the constitutional claims.

      On January 15, 1998, the plaintiffs filed a motion for class certification. On September 30, 1998, the Court granted the motion, appointing plaintiffs as class representatives and certifying the class as all policyholders of the Insurance
Companies as of February 7, 1997.

      OGGI, the Insurance Companies and the individual defendants filed a motion for summary judgment with respect to the remaining constitutional claims on July 13, 1998. On March 5, 1999, the Court granted the motion with respect to the two remaining counts under the U.S. Constitution and retained supplemental jurisdiction over the remaining state law claims.

      If the plaintiffs prevail in the above litigation, the remedy a court would grant or the amount of damages it might award is uncertain. A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the constitutional or other violation, the relative harm to the parties, and the public interest. In some cases, relief is applied on a prospective basis only; in other cases, relief is applied on a retroactive basis. No prediction can be made concerning the remedy a court would fashion or the amount of damages it might award. However, two of the more far-reaching possibilities include:
  <PAGE 68>
      - A requirement that OGGI pay all purchasers of common stock, either on a mandatory basis or at the election of the purchaser, as damages or otherwise, (i) the purchase price paid per share of common stock acquired in the subscription offering, plus interest, (ii) the market value per share of common stock acquired, or
            (iii) the greater of (i) or (ii), less, in each case, any proceeds received by such purchaser from the sale of the common stock. No assurance can be given that OGGI would have sufficient funds at that time to honor any such obligation; or

      - OGGI could be required to pay or distribute to all or some policyholders of the Insurance Companies, either on a mandatory basis or at the election of the policyholders, an amount equal to the surplus of the Insurance Companies as of the date of the subscription offering (approximately $38 million), as damages or otherwise. Such distribution could be required to be made in cash common stock or other debt or equity securities. No assurance can be given that OGGI would have sufficient funds, or the capacity to borrow sufficient funds, at that time to honor any such obligation. Any required distribution of common stock or other equity securities would materially dilute the interests of existing shareholders.

      In the event that OGGI could not honor its obligations under any remedy imposed by the Court, OGGI could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department.

17. Unaudited Quarterly Information (in thousands except per share data):


                                                            1998
                                              Fourth     Third      Second    First
                                              Quarter    Quarter    Quarter   Quarter
Net premiums earned                           $19,330    $19,839    $18,448   $17,729

Total revenues                                $21,486    $21,297    $21,543   $20,639

After-tax operating income (loss), net of
   realized investment gains                  $   (18)   $  (331)   $(1,268)  $ 1,045

Net income loss                               $   (13)   $  (636)   $  (650)  $ 1,578

Earnings (loss) per share
  Basic                                         (0.00)     (0.17)     (0.17)     0.43
  Diluted                                       (0.00)     (0.17)     (0.17)     0.41
           <PAGE 69>
                                                            1997
                                              Fourth     Third      Second    First
                                              Quarter    Quarter    Quarter   Quarter
Net premiums earned                           $16,544    $15,377    $15,801   $14,707

Total revenues                                $18,392    $18,097    $17,920   $16,636
After-tax operating income (loss), net
  of realized investment gains                $   915    $  (436)   $   650   $   820

Net income (loss)                             $ 1,174    $   258    $   924   $ 1,129

Earnings per share
  Basic                                          0.31       0.07       0.24     0 .30
  Diluted                                        0.30       0.07       0.24     0.30

                       Report of Independent Accountants

To the Board of Directors and Shareholders
Of Old Guard Group, Inc.

      Our report on the consolidated financial statements of Old Guard Group, Inc. and Subsidiaries is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included in Item 8 of this Form 10-K.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to included therein.

/s/ PricewaterhouseCoopers LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 24, 1999, except for Notes 15
and 16, for which the date is March 5, 1999

OLD GUARD INSURANCE GROUP
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
RELATED PARTIES
AS OF DECEMBER 31, 1998


COLUMN A                                                 COLUMN B     COLUMN C     COLUMN D
                                                                       Fair         Balance
Type of Investment                                        Cost         Value        Sheet
Fixed Maturities:
  Bonds:
    United States Government and Government
      Agencies and Authorities                       $ 18,954,587  $ 19,356,092  $ 19,115,679
    States, Municipalities and Political
      Subdivisions                                     16,833,847    17,327,983    17,104,276
    Convertibles and Bonds with Warrants Attached      10,604,409    10,962,447    10,962,447
    All Other Corporate Bonds                          47,863,755    49,115,510    48,682,621

  Redeemable Preferred Stock                            3,732,189     3,661,576     3,661,576
      Total Fixed Maturities                         $ 97,988,787  $100,423,228  $ 99,526,599


Equity Securities:
  Common Stocks:
    Public Utilities                                      170,087       206,288       206,288
    Banks, Trust and Insurance Companies                1,221,091     2,205,852     2,205,852
    Industrial, Miscellaneous and All Other             8,214,481    13,208,519    13,208,519

  Non-redeemable Pref(CONV)                             2,230,248     2,317,867     2,317,867
      Total Equity Securities                          11,835,907    17,938,526    17,938,526

Other Long-Term Investments                             4,498,000     4,412,378     4,412,378

      Total Investments                              $114,322,694  $122,774,132  $121,877,503


Old Guard Group, Inc.
Schedule II.     Condensed Financial Information of Registrant -
Balance Sheet (Parent Company)
As of December 31, 1998 and 1997

                                                     1998          1997
ASSETS
Investments:
  Fixed income securities, available for sale    $ 2,059,455   $ 8,513,120
  Other invested assets                            2,184,509     1,068,376
  Investment in subsidiaries, at equity           69,616,981    70,560,377
    Total investments                             73,860,945    80,141,873

Cash and cash equivalents                            387,471     2,729,671
Deferred income taxes                                534,456       702,051
Property and equipment                             9,973,709          -
Other assets                                         928,549       196,524

    TOTAL ASSETS                                 $85,685,130   $83,770,119

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Long-term debt                                 $ 3,402,778   $      -
  ESOP liability                                   3,547,448     3,740,426
  Other liabilities                                  959,167     1,375,320

    Total liabilities                              7,909,393     5,115,746

Shareholders' Equity:
  Preferred stock (5,000,000 shares authorized;
    None issued and outstanding)
  Common stock (15,000,000 shares
    authorized; 4,248,417 and 4,204,910
    shares issued; 3,933,401 and 4,084,370
    shares outstanding, no par)                    38,776,603    38,317,908
  Additional paid-in capital                        4,370,606     4,787,703
  Deferred compensation                            (5,330,718)   (6,277,553)
  Retained earnings                                40,175,219    40,259,736
  Net unrealized investment gains, net deferred
    income taxes                                    4,997,299     3,856,612
  Treasury stock, at cost (315,016
    and 120,540 shares)                            (5,213,272)   (2,290,033)

    Total shareholders' equity                     77,775,737    78,654,373

  Total liabilities and shareholders' equity      $85,685,130   $83,770,119

Old Guard Group, Inc.
Schedule II.     Condensed Financial Information of Registrant -
Statement of Income (Parent Company)
For the Years Ended December 31, 1998 and 1997


                                                1998        1997
Revenue:
  Dividends from subsidiaries               $  900,000   $1,675,000
  Investment income                            368,929      828,502

    Total revenue                            1,268,929    2,503,502

Expense:
  Stock option compensation                       -       2,016,931
  Other expense                                982,136    1,050,453
  Interest expense                             111,817      282,079

    Total expense                            1,093,953    3,349,463

Income (loss) before income tax and
  equity in earnings of subsidiaries           174,976     (845,961)

  Income tax benefit                          (303,556)    (810,595)

Income (loss) before equity in earnings
  of subsidiaries                              478,532      (35,366)

  Equity in undistributed earnings (loss)
    of subsidiaries                           (199,254)   3,519,932

  Net income                                $  279,278   $3,484,566

Old Guard Group, Inc.
Schedule II.     Condensed Financial Information of Registrant -
Statement of Cash Flow (Parent Company)
For the Years Ended December 31, 1998 and 1997

                                                      1998            1997
Cash flows from operating activities:
  Net income                                      $   279,278     $ 3,484,566

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed earnings of
      subsidiaries                                    199,254      (3,519,932)
    Deferred income tax benefit                       192,159        (752,695)
    Non-cash compensation expense                   1,046,297       2,565,061
    Other                                              (1,432)       (143,646)

    Net cash provided by operating activities       1,715,556       1,633,354


Cash flows from investing activities:
  Cost of purchases of fixed income securities     (2,581,418)     (8,895,373)
  Proceeds from sales and maturities of fixed
    income securities                               8,550,750         465,926
  Cost of equity securities acquired                     -        (26,296,727)
  Cost of purchases of other invested assets       (1,000,000)     (1,000,000)
  Proceeds from sales of other invested assets           -          1,500,000
  Capital contribution to subsidiary                 (625,584)          -
  Cost of purchases of property and equipment      (6,114,806)          -

    Net cash used by investing activities          (1,771,038)    (34,226,174)

Cash flows from financing activities
  Proceeds from sale of stock, net of issuance
    costs                                             412,570     32,762,998
  Cost of treasury stock                           (4,760,795)      (970,688)
  Proceeds from reissuance of treasury stock           47,776           -
  Payment of dividends                               (363,795)      (210,245)
  Proceeds from bank loans                          3,500,000      3,954,770
  Payments on principal of capital lease or
    bank loan                                      (1,122,474)      (214,344)

    Net cash (used) provided by financing
      activities      (2,286,718)    35,322,491

    Net increase in cash and cash equivalents      (2,342,000)     2,729,671

Cash and cash equivalents at beginning of period    2,729,671           -

Cash and cash equivalents at end of period.       $   387,471    $ 2,729,671

OLD GUARD INSURANCE GROUP
SCHEDULE IV - REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


COLUMN A                                 COLUMN B    COLUMN C    COLUMN D     COLUMN E    COLUMN F
                                                                                          Percentage
                                                     Ceded to    Assumed from             of Amount
                                         Gross       Other       Other        Net         Assumed to
                                         Amount      Companies   Companies    Amount      Net
FOR THE YEAR ENDED DECEMBER 31, 1998     $91,027,590 $18,360,030   $2,678,404 $75,345,964       3.55%


FOR THE YEAR ENDED DECEMBER 31, 1997     $83,991,527 $24,817,610   $3,254,677 $62,428,594       5.20%


FOR THE YEAR ENDED DECEMBER 31, 1996     $78,340,414 $27,468,375   $2,719,675 $53,591,714       5.10%

OLD GUARD INSURANCE GROUP
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY &
CASUALTY INSURANCE OPERATIONS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


COLUMN A                                   COLUMN B        COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G

                                           DEFERRED        RESERVE FOR   DISCOUNT IF
                                           POLICY          LOSSES AND    ANY                        NET          NET
                                           ACQUISITION     LOSS ADJ      DEDUCTED IN   UNEARNED     EARNED       INVESTMENT
AFFILIATION WITH REGISTRANT                COSTS           EXPENSES      COLUMN C      PREMIUMS     PREMIUMS     INCOME

CONSOLIDATED PROPERTY & CASUALTY ENTITIES


   12/31/98                                   $9,423,124    $52,707,951            $0  $42,460,383  $75,345,964   $6,179,394


   12/31/97                                   $7,318,767    $48,718,666            $0  $36,535,108  $62,428,594   $5,876,708


   12/31/96                                   $5,603,343    $55,371,077            $0  $34,377,756  $53,591,714   $4,494,818



                                           COLUMN H                      COLUMN I      COLUMN J     COLUMN K

                                           LOSSES AND LAE                              PAID LOSSES
                                           INCURRED                                    AND LOSS     NET
                                           CURRENT         PRIOR         AMOUNT        ADJUSTMENT   WRITTEN
                                           YEAR            YEAR          OF DPAC       EXPENSES     PREMIUMS
   12/31/98                                  $50,652,000    ($2,256,569)  $20,857,284  $49,178,454  $83,925,644


   12/31/97                                  $42,857,000    ($4,342,940)  $16,398,006  $41,979,977  $66,063,881


   12/31/96                                  $43,801,765       $557,025   $12,076,183  $45,934,259  $47,692,036

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 1999 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 1999 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

      The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 1999 annual meeting of shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by
reference from the Company's proxy statement with respect to the
1999 annual meeting of shareholders.    PAGE 78

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

      (a)   1.    Financial Statements.

      The following consolidated financial statements are included by reference in Part II, Item 8 hereof:

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of December 31,
                  1998 and 1997.

                  Consolidated Statements of Income and
                  Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

            Schedule I - Summary of Investments - Other than
            Investments in Related Parties

            Schedule II - Condensed Financial Information of
            Registrant

            Schedule IV - Reinsurance

            Schedule VI - Supplemental Information Concerning
            Property and Casualty Insurance Operations

            3.    Exhibits.

Number      Title

 2.1 Joint Plan of Conversion, dated as of May 31, 1996, as amended and restated July 19, 1996, of Old Guard Mutual Insurance Group, Old Guard Mutual Fire Insurance
            Company and Goschenhoppen-Home Mutual Insurance Company (Incorporated by reference to Exhibit 2.1 to the
            <PAGE 79> Company's Registration Statement
            No. 333-12779 on Form S-1)

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

10.3 Old Guard Group, Inc. - Employee Stock Ownership Plan* (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 333-12779 on
            Form S-1)

10.4 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and David E. Hosler* (Incorporated by reference to
            Exhibit 10.4 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.5 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Steven D. Dyer* (Incorporated by reference to
            Exhibit 10.6 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.6 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Scott A. Orndorff* (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.7 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Donald W. Manley* (Incorporated by reference
            <PAGE 80> to Exhibit 10.8 to the Company's Registration
            Statement No. 333-12779 on Form S-1)

10.8 Employment Agreement, dated as of January 1, 1999, between Old Guard Group, Inc. and Henry J. Straub*
            (filed herewith)

10.9 Shareholder Rights Agreement dated February 9, 1999, between Old Guard Group, Inc. and American Stock
            Transfer and Trust Company, as trustee. (filed herewith)

21          List of Subsidiaries of Old Guard Group, Inc.

23          Consent of PricewaterhouseCoopers L.L.P.

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

                                    OLD GUARD GROUP, INC.
                                    (Registrant)

March 30, 1998                      By_________________________________
                                          David E. Hosler,
                                          Chairman, President and Chief
                                          Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature               Title

/s/ James W. Appel            Director             March 30, 1999
James W. Appel

/s/ John E. Barry             Director             March 30, 1999
John E. Barry

/s/ Luther R. Campbell, Jr.   Director             March 30, 1999
Luther R. Campbell, Jr.

/s/ M. Scott Clemens          Director             March 30, 1999
M. Scott Clemens

/s/ David E. Hosler           Chairman of Board,   March 30, 1999
David E. Hosler               Chief Executive
                              Officer, and
                              Director (Principal
                              Executive Officer)

/s/ Richard B. Neiley, Jr.    Director             March 30, 1999
Richard B. Neiley, Jr.

/s/ G. Arthur Weaver          Director             March 30, 1999
G. Arthur Weaver

/s/ Robert L. Wechter         Director             March 30, 1999
Robert L. Wechter

/s/ Noah W. Kreider, Jr.      Director             March 30, 1999
Noah W. Kreider, Jr.

/s/ Karen M. Balaban          Director             March 30, 1999
<PAGE 82>
Karen M. Balaban

/s/ Henry J. Straub           Chief Financial      March 30, 1999
Henry J. Straub               Officer and
                              Treasurer
                              (Principal
                              Financial and Accounting
                              Officer)

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

10.3 Old Guard Group, Inc. - Employee Stock Ownership Plan* (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 333-12779 on
            Form S-1)

10.4 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and David E. Hosler* (Incorporated by reference to
            Exhibit 10.4 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.5 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Steven D. Dyer* (Incorporated by reference to
            Exhibit 10.6 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.6 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Scott A. Orndorff* (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.7 Employment Agreement, dated as of June 1, 1996, between Commonwealth Insurance Managers, Inc., Old Guard Group, Inc. and Donald W. Manley* (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 333-12779 on Form S-1)

10.8 Employment Agreement, dated as of January 1, 1999, between Old Guard Group, Inc. and Henry W. Straub*
            (filed herewith)

10.9 Shareholder Rights Agreement dated February 9, 1999, between Old Guard Group, Inc. and American Stock
            Transfer and Trust Company, as trustee. (filed herewith)

21          List of Subsidiaries of Old Guard Group, Inc.

23          Consent of PricewaterhouseCoopers L.L.P.

27          Financial Data Schedule

________
*Denotes a compensatory plan, contract or arrangement.