Form 10-Q
period 1999-03-31
OLD GUARD GROUP INC
filed 1999-05-18
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

[  ]  Transition report pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

                                    0-16533
                           (Commission File Number)

                             Old Guard Group, Inc.
            (Exact Name of Registrant as Specified in its Charter)

     Pennsylvania                                     23-2852984
State of Incorporation)                         (IRS Employer ID
Number)

2929 Lititz Pike, Lancaster, PA                          17604
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

             Number of Shares Outstanding as of April 30, 1999:


Common Stock (No Par Value)                           4,062,465
      (Title of Class)                          (Outstanding
Shares)

                             OLD GUARD GROUP, INC.

                                   Form 10-Q

For the Quarter Ended March 31, 1999

                                   Contents

                                                            Page
No.
Part I      -     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1999 and December 31, 1998
3

            Consolidated Statements of Income and
            Comprehensive Income for the Three
            Months Ended March 31, 1999 and 1998
4

            Consolidated Statement of Shareholders'
            Equity for the Three Months Ended March 31,
            1999
5

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31,
            1999 and 1998
6

            Notes to Consolidated Financial Statements
7

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

Item 4.     Submission of Matters to a Vote
            of Security Holders
17

Item 5.     Other Information
17

Item 6.     Exhibits and Reports on Form 8 - K
17

                       OLD GUARD GROUP, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       (UNAUDITED)

As of            As of

March 31, 1999   December 31, 1998
ASSETS
Investments:
 Fixed income securities
  Held to maturity, at amortized cost                         $
37,165,200      $  36,615,905
  Available for sale, at fair value
55,253,861         59,249,118
 Preferred stocks, available for sale, at fair value
6,260,541          5,979,443
 Common stocks, available for sale, at fair value
15,803,347         15,620,659
 Other invested assets
4,449,527          4,412,378

   Total investments
118,932,476        121,877,503

Cash and cash equivalents
11,411,870          6,121,983
Receivables:
 Premiums
10,354,833          9,354,449
 Reinsurance
17,414,039         15,138,801
 Investment income
1,301,587          1,194,031
 Affiliates
1,125,015            479,989
Prepaid reinsurance premiums
670,288            983,630
Deferred policy acquisition costs
9,686,350          9,423,124
Property and equipment
17,939,851         16,941,129
Intangible assets
2,928,826            716,879
Other assets
4,182,087          3,752,624

     Total assets
$195,947,222       $185,984,142

============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Losses and loss adjustment expenses
56,840,691         52,707,951
 Unearned premiums
40,599,627         39,812,585
 Accrued expenses
3,980,792          4,250,938
 Deferred income taxes
303,679            420,654
 Long-term debt
9,738,889          3,402,778
 ESOP liability
3,470,644          3,547,448
 Other liabilities
3,084,994          3,362,831

  Total liabilities
118,019,316        107,505,185

Minority Interest
914,921            703,220

Shareholders' Equity:
 Preferred stock (5,000,000 shares authorized; 0 issued and
  outstanding)
      -                  -
  Common Stock (15,000,000 shares authorized; 4,256,327
  and 4,248,417 shares issued; 3,921,689 and
  3,933,401 shares outstanding; no par)
38,855,703         38,776,603
 Additional paid-in capital
4,465,875          4,370,606
 Deferred compensation
(5,211,509)        (5,330,718)
 Retained earnings
40,161,824         40,175,219
 Net unrealized investment gains, net of deferred income
  taxes
4,206,378          4,997,299
 Treasury stock, at cost (334,638 and
  315,016 shares)
(5,465,286)        (5,213,272)

      Total shareholders' equity
77,012,985         77,775,737

      Total liabilities and shareholders' equity
$195,947,222       $185,984,142

============       ============

 The accompanying notes are an integral part of the consolidated financial statements. <PAGE 3>

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Income and Comprehensive
Income
                                  (UNAUDITED)

                                                         For the
Three    For the Three
                                                         Months
Ended     Months Ended
                                                         March
31, 1999   March 31, 1998
Revenue:
 Net premiums written
$26,482,463      $21,274,210
 Change in unearned premiums
(1,100,385)      (3,544,783)

 Net premiums earned
25,382,078       17,729,427

 Investment income, net of expenses
1,444,410        1,503,754
 Net realized investment gains
907,703          807,381
 Other revenue
1,165,455          598,651

 Total revenue
28,899,646       20,639,213

Expenses:
 Losses and loss adjustment expenses incurred
15,830,450        9,540,015
 Operating expenses
12,562,329        8,501,608
 Interest expense
146,607          111,709

 Total expenses
28,539,386       18,153,332

Income before income tax and minority interest
360,260        2,485,881

Income tax expense
96,710          874,870

Income before minority interest
263,550        1,611,011

Minority interest in income of consolidated subsidiary
91,708           33,087

Net income
171,842        1,577,924

Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses)
(250,833)       2,893,813
 Less: Reclassification adjustment for gains
   included in net income
907,703          807,381

Other comprehensive income (loss), before tax
(1,158,536)       2,086,432
Income tax expense (benefit) related to items of other
 comprehensive income
(367,615)         714,684

Other comprehensive income (loss), net of tax
(790,921)       1,371,748

Comprehensive income (loss)
$(619,079)      $2,949,672

===========      ===========

Earnings per share
 Basic
0.05             0.43
 Diluted
0.05             0.41

The accompanying notes are an integral part of the consolidated financial statements.

                    OLD GUARD GROUP, INC. AND SUBSIDIARIES
                Consolidated Statement of Shareholders' Equity
                  For the Three Months Ended March 31, 1999
                                  (UNAUDITED)

                          Net Unrealized

                          Investment

Additional                          Gains, Net of
                                Common Stock             Paid-In
 Deferred     Retained    Deferred      Treasury
                                Shares       Amount      Capital
 Compensation Earnings    Income Taxes  Stock        Total
Balance, January 1, 1999          3,933,401  $38,776,603
$4,370,606 $(5,330,718) $40,175,219   $4,997,299  $(5,213,272)
$77,775,737

Comprehensive income:
 Net income
                 171,842                               171,842
 Unrealized losses on
  investments, net of
  reclassification adjustment
                              (790,921)               (790,921)
Comprehensive income
                                                      (619,079)


Dividends ($.05 per share)
                (185,237)                             (185,237)

Reissuance of treasury stock          3,034
(9,001)                                             45,889
36,888

Exercise of common stock options      7,910      79,100
                                                        79,100

Stock-based compensation            (22,656)          -
104,270      119,209                               (297,903)
(74,424)


Balance, March 31, 1999           3,921,689  $38,855,703
$4,465,875 $(5,211,509) $40,161,824   $4,206,378  $(5,465,286)
$77,012,985

The accompanying notes are an integral part of the consolidated financial statement.

                    OLD GUARD GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                             For
the Three    For the Three

Months Ended     Months Ended

March 31, 1999   March 31, 1998
Cash flows from operating activities:
 Net income
$171,842       $1,577,924

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization
587,429          346,326
   Net realized investment gains
(907,426)        (807,381)
   Deferred income tax expense
129,403           59,698
   Non-cash compensation expense
223,479          288,167
   Other
 22,641           33,087
   (Increase) decrease in assets:
      Receivables
(2,643,290)      (3,057,486)
      Prepaid reinsurance premiums
313,342        1,533,451
      Deferred policy acquisition costs
(263,226)        (927,226)
      Other assets
(301,637)      (1,559,358)
   Increase (decrease) in liabilities:
      Losses and loss adjustment expenses
2,641,916       (1,132,488)
      Unearned premiums
787,042        2,011,332
      Accrued expenses
(648,617)        (717,134)
      Other liabilities
(449,826)       1,626,732

   Net cash provided by operating activities
(336,928)       (724,356)

Cash flows from investing activities:
 Cost of purchases of fixed income securities
   Held to maturity
(1,380,472)      (1,973,291)
   Available for sale
(3,879,155)      (2,718,721)
 Proceeds from sales of fixed income securities
   Available for sale
6,201,427        3,877,689
 Proceeds from maturities of fixed income securities
   Held to maturity
2,295,200        2,829,399
   Available for sale
1,217,473        1,076,753
 Cost of equity securities acquired
(1,880,173)      (1,966,514)
 Proceeds from sales of equity securities
1,824,506        1,318,861
 Change in receivable/payable for securities
223,781                -
 Cost of purchases of other invested assets
      -          (60,000)
 Proceeds from sales of other invested assets
 18,000                -
 Acquisition of subsidiary, net of cash acquired
(3,659,431)               -
 Cost of purchases of property and equipment
(844,461)      (2,410,016)
 Proceeds from sales of property and equipment
    350                -

   Net cash used by investing activities
137,045          (25,840)

Cash flows from financing activities:
 Exercise of common stock options
 79,100          276,950
 Purchase of treasury stock
(297,903)      (1,473,345)
 Proceeds from reissuance of treasury stock
 36,888                -
 Payment of dividends
(185,237)        (210,246)
 Proceeds from issuance of long-term debt
6,000,000                -
 Repayment of long-term debt
(143,078)        (266,927)

   Net cash provided (used) by financing activities
5,489,770       (1,673,568)

   Net increase (decrease) in cash and cash equivalents
5,289,887       (2,423,764)

Cash and cash equivalents at beginning of period
6,121,983       10,214,908

Cash and cash equivalents at end of period
$11,411,870       $7,791,144

===========       ==========
          <PAGE 7>
The accompanying notes are an integral part of the consolidated financial statements.

                    OLD GUARD GROUP, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

      The consolidated financial statements include the accounts of
Old Guard Group, Inc. and its wholly-owned subsidiaries (OGGI),
Old
Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard Fire), First Patriot Insurance Company (First Patriot), New Castle Insurance Company of Delaware (New Castle), Investors Southern Corporation (Southern), Old Guard Insurance Management Company (OGIM), 2929 Service Corporation and OGGI's 80%
owned subsidiary, First Delaware Insurance Company (First
Delaware).

      OGGI is a regional insurance holding company that, on February
11, 1997, completed a subscription offering in which it raised $38.3 million, net of issuance costs of $3.7 million, in exchange for 4.2 million shares of no par common stock. Concurrent with the offering and in accordance with a plan of conversion, Old Guard, Old Guard Fire and First Patriot were converted from mutual to stock insurance companies and issued shares of common stock to OGGI in exchange for $16.0 million.

      Effective January 1, 1999, OGGI acquired Southern and its principal operating subsidiary, Southern Title Insurance Corporation. Southern provides title insurance and related services through a network of agencies in Virginia, North Carolina, the District of Columbia, Ohio and Pennsylvania. Pursuant to the stock purchase agreement, OGGI paid $6,750,000 in cash for 100% of Southern's capital stock. In addition, OGGI will make additional payments equal to 25% of Southern's pretax profits in 1999, 2000, and 2001. Effective October 1, 1998, New Castle Mutual Insurance Company converted from mutual to stock form and changed its name to
New Castle Insurance Company of Delaware. New Castle's conversion was pursuant to a plan of conversion approved by the Delaware Insurance Department and New Castle's policyholders. Along with the conversion, OGGI's $2.5 million surplus note investment in New
Castle was converted to 1,500 shares of common stock and OGGI became the sole shareholder of New Castle. Pro forma results for the three months ended March 31, 1998, including Southern and New Castle as if they had been fully owned for that period are as follows:

                                       1998

      Total revenue                 $23,483,080

      Income before income tax        2,907,718

      Net income                      1,878,174  <PAGE 9>

      Earnings per share
       - diluted                           0.48

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

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1998 included in OGGI's 1998 Annual
Report on Form 10-K filed with the Securities and Exchange
Commission.

      Certain amounts in the 1998 financial statements have been reclassified to conform with the current year presentation.

3.    Earnings Per Share

      The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share for the three months ended:

                              March 31, 1999          March 31,
1998

Net income for
  basic and diluted
  earnings per share         $  171,842               $
1,577,924

Common Shares
  outstanding                 3,563,037
3,704,466

Dilutive shares
  Treasury stock in
    MRP trust                   133,736
127,029

  Outstanding stock
     options                     40,250
94,941

Total common and dilutive
  shares                      3,737,023
3,926,436

4.    Supplemental Cash Flow Disclosure

      Interest paid for the three months ended March 31, 1999 and 1998 was $125,652 and $84,808, respectively. Net income taxes
<PAGE 10> paid for the three months ended March 31, 1999 and 1998 was $17,093 and $490,000, respectively.


5.    Business Segments

      The following table indicates OGGI's total revenues and pre-tax income by principle business segment:

                                               March 31,
                                          1999           1998
Revenue:

  P & C operations                    $24,007,775    $19,055,058
  Title operations                      3,755,267            -
  Net realized investment gains           907,703        807,381
  Other                                   228,901        776,774

    Total revenue                     $28,899,646    $20,639,213

Pretax income

  P & C operations                    $  (677,369)   $ 1,757,374
  Title operations                        259,147            -
  Net realized investment gains           907,703        807,381
  Other                                  (129,221)       (78,874)

Income before income taxes and
  minority interest                       360,260      2,485,881

Income tax expense                         96,710        874,870

Income before minority interest           263,550      1,611,011

Minority interest in earnings of
  consolidated subsidiary                  91,708         33,087

Net income                            $   171,842    $ 1,577,924

6.    New Accounting Pronouncements

      In June 1998, SFAS No. 133 was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure of variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign

<PAGE 11> operation, an unrecognized firm commitment, an
available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While OGGI is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on OGGI's financial condition or results of operations.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      Premiums. Gross premiums written increased $1.9 million, or
7.7%, to $27.1 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The primary cause of this increase was growth in property and casualty (P&C) direct written premium of $2.0 million primarily in the personal and commercial automobile, workers compensation, and commercial lines of business as well as $2.7 million in title insurance premiums. Offsetting the growth in 1999 was a one-time transfer of
New Castle's unearned premium reserve of $3.0 million as of January
1, 1998. This unearned premium transfer resulted from a 100% quota share reinsurance agreement between Old Guard and New Castle.

      Premiums ceded to reinsurers decreased $3.3 million, or 83.8%, to $638,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decrease in ceded premiums was attributable to changes in the reinsurance program as of January 1, 1998 including reductions in rates. Changes in the reinsurance program included elimination of the first layers of the property and casualty excess of loss reinsurance agreements which covered losses in excess of $150,000 up to $500,000. This layer of reinsurance required premium payments equal to losses incurred plus a fee subject to a maximum and minimum premium. OGGI's experience had generally been such that the actual premium paid was within the minimum and maximum. As a result, the Company's effective retention was already at $500,000. In addition, OGGI eliminated its 95% quota share reinsurance agreement on the first $1 million of coverage and included this risk in its casualty excess of loss reinsurance agreement.

      Net premiums written increased $5.2 million, or 24.5%, to $26.4 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Net premiums earned increased $7.7 million, or 43.2%, to $25.4 million during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increases in net premiums written and earned were directly attributable to the effects of the changes instituted in the Group's reinsurance program and increases in gross premiums written as previously discussed.

      Net Investment Income. Net investment income decreased 3.9%, to $1,444,000 for the three months ended March 31, 1999 from $1,504,000 for the three months ended March 31, 1998 while average cash and invested assets increased $4.9 million, or 4.1%.

For the three months ended March 31, 1999, the yield on average cash and invested assets was 4.6% compared to 4.9% for the three months ended March 31, 1998.
  <PAGE 13>
      Net Realized Investment Gains. Net realized investment gains were $908,000 for the three months ended March 31, 1999, compared to $807,000 for the comparable period in 1998.

      Other Revenue. Other revenue increased $567,000, or 94.7% to $1,165,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Southern accounted for an increase of $947,000 which was offset by a decrease in OGIM's management fee income from New Castle of $420,000. In the first quarter of 1998, management fee income from New Castle was not eliminated in the consolidation since they were not a wholly owned subsidiary at that time.

      Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred increased by $6.3 million, or 65.9%, to $15.8 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The loss and loss adjustment expense ratio from P&C operations was 69.4% for the three months ended March 31, 1999 versus 53.8% for the comparable periods in 1998. The increase in loss and loss adjustment expenses can be attributed to the unusually mild winter weather experienced in the first quarter of 1998 as compared to the less favorable, but more typical weather experienced in 1999. The loss ratio for the title operations was 4.3% for the three months ended March 31, 1999.

      Operating Expenses. Operating expenses increased by $4.1 million, or 47.8%, to $12.6 million for the three months ended
March 31, 1999 compared to the three months ended March 31, 1998.

The increases are primarily the result of the acquisition of Southern which accounted for $3.4 million of the increase. Excluding title operations, operating expenses increased $696,000 or 8.2% which can be attributed to increases in gross premiums written. The expense ratio for P&C operations was 39.7% for the three months ended March 31, 1999 compared to 44.6% for the three months ended March 31, 1998. The reduction in the expense ratio can be attributed to increases in net premiums earned without commensurate increases in expenses.

      Federal Income Tax Expense. Federal income tax as a percentage of pre-tax income was 26.8% and 35.2% for the three months ended March 31, 1999 and 1998, respectively. The decrease in the effective tax rate is primarily attributable to the low level of pretax income versus the magnitude of tax preference items (primarily tax exempt income and the dividends received deduction).

      Liquidity and Capital Resources

      The principal sources of OGGI's cash flow are premiums, investment income, maturing investments and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of OGGI relates primarily to the payment of losses and loss adjustment
<PAGE 14> expenses.  The short and long-term liquidity
requirements of OGGI vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

      OGGI and its subsidiaries have in place unsecured lines of credit with a local financial institution under which they may borrow up to an aggregate of $1.5 million. As of March 31, 1999, no amounts were borrowed against these lines of credit.

      Net cash used by operating activities was $337,000 and $724,000 during the first three months of 1999 and 1998, respectively.

      In 1999, cash provided by investing activities was $137,000 as OGGI sold fixed income securities and invested the proceeds in Southern. In 1998, cash used by operating activities was minimal as OGGI used the net proceeds from its investment portfolio to finance its investment in new computer systems and its home office expansion.

      In 1999, cash provided by financing activities was $5.5 million as OGGI obtained a $6.0 million loan to help it finance its acquisition of Southern. The $6,000,000 loan has a term of five years and an interest rate of LIBOR plus 1.5%. Subsequent to the end of the quarter, OGGI entered into an interest rate swap agreement to fix the interest rate on the loan at 7.05%. In 1998, cash used by financing activities was $1.7 million as OGGI purchased treasury stock and paid dividends.

      As a holding company, the principal source of liquidity for OGGI will be dividend payments and other fees received from its subsidiaries. Insurance companies are restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay without the prior approval of the state regulatory authority. Under Pennsylvania law, the maximum amount that may generally be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department, cannot exceed the greater of 10% of the insurance company's statutory surplus as reported on the most recent annual statement filed with the Department, or the net income of the insurance company for the period covered by such annual statement. However, Old Guard, Old Guard Fire and First Patriot are further restricted as to the amount of dividends that they may pay. These restrictions do not allow the payment of any dividend without prior approval of the Pennsylvania Insurance Department for a 36 month period following the conversion. This restrictive period expires in February 2000.

      OGGI's Employee Stock Ownership Plan (ESOP) borrowed
$4.1 million from an unaffiliated lender and $100,000 from OGGI to purchase 10% of the common stock issued in OGGI's subscription

<PAGE 15> offering.  The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of $50,417 for a term of 10 years. The loans are secured by the shares of common stock and the earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. OGGI expects to contribute sufficient funds as necessary to the ESOP to repay such loan, plus such other amounts as the OGGI's Board of Directors may determine at its discretion.

      Effects of Inflation

      The effects of inflation on OGGI are implicitly considered in estimating reserves for unpaid losses and loss adjustment expenses, and in the premium rate-making process. The actual effects of inflation on OGGI's results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is management's opinion that the liability for losses and loss adjustment expenses, including losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.

      Year 2000 Issue

      General:

      As the year 2000 approaches, concerns arise involving business interruptions or failures of specific operations performed by computer chips as a result of date sensitive information. The problem results because some current information technology ("IT") systems and non-IT systems with embedded computer chips are not prepared to recognize the year change from 1999, to 2000. Absent remediation of non-compliant systems, there is a substantial risk to OGGI of business interruption or failure. Therefore, it is important to prepare a contingency plan whereby all affected areas within OGGI have been reviewed.

      Project:

      OGGI has developed an enterprise-wide year 2000 Readiness Initiative Program to identify the enterprise-wide business impact(s) of the arrival of the year 2000. A plan was developed to ensure all applicable systems, equipment, vendors and external agents are compliant. OGGI has utilized the recommendations from an outside consultant as a tool for project management.

      In the process of identifying assets affected by the year 2000 problem, a year 2000 representative was selected from each department within OGGI. Each representative completed an inventory of year 2000 affected assets utilized by their department. The inventory included: infrastructure, including non-IT assets such as elevators and security systems, <PAGE 16> applications software, third-party suppliers and customers (external agents).

      The representatives prioritized assets by assigning a criticality factor. These factors consisted of "fatal," "critical," "marginal" and "desirable." "Fatal" is defined as an asset that is necessary for uninterrupted operations of OGGI and will fail or terminate if there were year 2000 date processing errors. "Critical" is defined as an asset that is necessary for the operation of the business, and year 2000-related failures will produce an inaccurate or incorrect result. "Marginal" is defined as an asset that is necessary for the operation of the business, but year 2000-related failures will cause minor inconveniences, annoyances, or irritations. "Desirable" is defined as an asset that is not mandatory for operating the business. All assets will continue to be evaluated to determine whether they need to be replaced, repaired or are compliant. As of December 1998, OGGI has evaluated the majority of assets and confirms all assessment work is substantially completed.

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

      Contingency Plans:

      Although OGGI expects to finish testing its year 2000 compliance by June 30, 1999, it has considered contingencies in case any of its fatal or critical assets, not already confirmed as compliant, fail year 2000 compliance testing. For such
<PAGE 17> assets, OGGI has identified alternatives that will not cause significant interruptions to service or operation.

      Policy Coverage:

      Many experts now believe that the year 2000 problem may have a material adverse impact on the national and global economies. In addition, it seems likely that if businesses are materially damaged as a result of the year 2000 problems, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies. And, although management has concluded that under a fair reading of the various policies of insurance issued by it, no coverage for year 2000 problems should be considered to exist and has included exclusionary language on certain policies beginning in 1998, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in the various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of OGGI to accurately estimate the impact of the year 2000 problem on the insurance issued by, or other business operations of OGGI.

      Forward-Looking Statements

      Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made throughout this report constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to those associated with factors affecting the property-casualty and title insurance industries generally, including price competition, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; OGGI's dependence on investment income; the geographic concentration of OGGI's business in the Northeast United States, the adequacy of OGGI's liability for losses and loss adjustment expenses; government regulation of the insurance industry; the inability of the Company or third parties to achieve Y2K compliance and the other risks and uncertainties discussed or indicated in all documents filed by OGGI with the Securities and Exchange Commission. OGGI expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the release of this report.

                         PART II.   OTHER INFORMATION

      ITEM 1. Legal Proceedings - In February 1997, four policyholders, purportedly on behalf of all policyholders, filed an action against the Group, the Insurance Companies, and their directors in the United States District Court for the eastern District of Pennsylvania. Plaintiffs seek damages for the loss of their alleged equity interest in the Insurance Companies as a result of the conversion, based on numerous theories, including breach of fiduciary duty and civil rights claims. In April 1997, defendants filed a motion to dismiss for failure to state a cause of action. The motion to dismiss was granted as to two counts and denied as to the remaining nine counts. In January 1998, plaintiffs filed a motion for class certification which was granted in September 1998. In July 1998, defendants filed a motion for summary judgment with respect to the remaining constitutional claims. In March 1999, the Court granted the motion with respect to the two remaining counts under the U.S. Constitution and retained supplemental jurisdiction over the remaining state law claims. In April 1999, the plaintiffs filed a motion for permission to file an amended complaint alleging additional theories of liability arising from the same facts.
The Insurance Companies have opposed this motion. A decision on this motion is pending.

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



                                    OLD GUARD GROUP, INC.


Dated:  May 17, 1999                /s/ Henry J. Straub

                                    Henry J. Straub,
                                    Chief Financial Officer and
                                    Treasurer (principal
financial
                                    officer and principal
accounting
                                    officer)
  <PAGE 20>