Form 10-Q
period 1999-06-30
OLD GUARD GROUP INC
filed 1999-08-13
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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

      Number of Shares Outstanding as of April 30, 1999:

Common Stock (No Par Value)                  4,063,465
(Title of Class)                      (Outstanding Shares)
  <PAGE 1>

                             OLD GUARD GROUP, INC.

                                   Form 10-Q

                      For the Quarter Ended June 30, 1999

                                   Contents

                                                                  Page No.

Part I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                   3
            Consolidated Statements of Income and
                  Comprehensive Income for the Three
                  Months Ended June 30, 1999 and 1998                   4
            Consolidated Statements of Income and
                  Comprehensive Income for the Six
                  Months Ended June 30, 1999 and 1998                   5
            Consolidated Statement of Shareholders'
                  Equity for the Six Months Ended June 30,
                  1999                                                  6
            Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 1999 and
                  1998                                                  7
            Notes to Consolidated Financial Statements                  8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12

PART II  OTHER INFORMATION

Item 1.     Legal Proceedings                                           19

Item 2.     Change in Securities                                        19

Item 3.     Defaults upon Senior Securities                             19

Item 4.     Submission of Matters to a Vote of Security
            Holders                                                     19

Item 5.     Other Information                                           20

Item 6.     Exhibits and Reports on Form 8 -K                           20
        <PAGE 2>
                    OLD GUARD GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                   As of                 As of
                                                                June 30,1999      December 31, 1998
ASSETS
Investments:
 Fixed income securities
  Held to maturity, at amortized cost                            $36,205,984       $36,615,905
  Available for sale, at fair value                               56,706,851        59,249,118
 Preferred stocks, available for sale, at fair value               5,927,833         5,979,443
 Common stocks, available for sale, at fair value                 16,620,206        15,620,659
 Other invested assets                                             4,444,069         4,412,378

      Total investments                                          119,904,943       121,877,503

Cash and cash equivalents                                         13,906,615         6,121,983
Receivables:
 Premiums                                                         12,135,234         9,354,449
 Reinsurance                                                      15,479,901        15,138,801
 Investment income                                                 1,213,453         1,194,031
 Affiliates                                                        1,571,185           479,989
Prepaid reinsurance premiums                                         681,085           983,630
Deferred policy acquisition costs                                 10,354,203         9,423,124
Property and equipment                                            18,180,974        16,941,129
Intangible assets                                                  2,917,074           716,879
Other assets                                                       3,196,504         3,752,624

     Total assets                                               $199,541,171      $185,984,142
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Losses and loss adjustment expenses                              56,663,622        52,707,951
 Unearned premiums                                                43,628,829        39,812,585
 Accrued expenses                                                  3,966,484         4,250,938
 Deferred income taxes                                               696,202           420,654
 Long-term debt                                                    9,498,611         3,402,778
 ESOP liability                                                    3,392,955         3,547,448
 Other liabilities                                                 2,050,056         3,362,831

  Total liabilities                                              119,896,759       107,505,185

Minority Interest                                                    991,912           703,220

Shareholders' Equity:
 Preferred stock (5,000,000 shares authorized; 0 issued and
  outstanding)                                                             -                 -
  Common Stock (15,000,000 shares authorized; 4,257,327
  and 4,248,417 shares issued; 3,923,689 and
  3,933,401 shares outstanding; no par)                           38,865,703        38,776,603
 Additional paid-in capital                                        4,471,643         4,370,606
 Deferred compensation                                            (5,008,067)       (5,330,718)
 Retained earnings                                                41,380,649        40,175,219
 Net unrealized investment gains, net of deferred income
  taxes                                                            4,389,233         4,997,299
 Treasury stock, at cost (333,638 and
  315,016 shares)                                                 (5,446,661)       (5,213,272)

      Total shareholders' equity                                  78,652,500        77,775,737

      Total liabilities and shareholders' equity                $199,541,171      $185,984,142
                                                                ============      ============

 The accompanying notes are an integral part of the consolidated financial statements.

  <PAGE 3>
                    OLD GUARD GROUP, INC. AND SUBSIDIARIES
          Consolidated Statements of Income and Comprehensive Income
                                  (UNAUDITED)

                                                                 For the Three   For the Three
                                                                 Months Ended    Months Ended
                                                                 June 30, 1999   June 30, 1998
Revenue:
 Net premiums written                                             $29,758,931     $21,864,934
 Change in unearned premiums                                       (3,018,405)     (3,417,596)

 Net premiums earned                                               26,740,526      18,447,338

 Investment income, net of expenses                                 1,490,224       1,548,070
 Net realized investment gains                                        806,741         936,818
 Other revenue                                                      1,120,263         609,562

 Total revenue                                                     30,157,754      21,541,788

Expenses:
 Losses and loss adjustment expenses incurred                      15,435,294      14,274,556
 Operating expenses                                                12,539,835       8,178,437
 Interest expense                                                     275,454         103,504

 Total expenses                                                    28,250,583      22,556,497

Income (loss) before income tax and minority interest               1,907,171      (1,014,709)

Income tax expense (benefit)                                          583,442        (374,757)

Income (loss) before minority interest                              1,323,729        (639,952)

Minority interest in income (loss) of consolidated subsidiaries       104,904           9,818

Net income (loss)                                                   1,218,825        (649,770)

Other comprehensive income (loss), before tax:
 Unrealized holding gains                                           1,084,106         393,929
 Less: Reclassification adjustment for gains
   included in net income                                             806,741         936,818

Other comprehensive income (loss), before tax                         277,365        (542,889)
Income tax expense (benefit) related to items of other
 comprehensive income                                                  94,510        (190,355)

Other comprehensive income (loss), net of tax                         182,855        (352,534)

Comprehensive income (loss)                                        $1,401,680     $(1,002,304)
                                                                  ===========     ===========

Earnings per share
 Basic                                                                    0.34           -0.17
 Diluted                                                                  0.32           -0.17

The accompanying notes are an integral part of the consolidated financial statements.

  <PAGE 4>
                    OLD GUARD GROUP, INC. AND SUBSIDIARIES
          Consolidated Statements of Income and Comprehensive Income
                                  (UNAUDITED)

                                                            For the Six     For the Six
                                                            Months Ended    Months Ended
                                                            June 30, 1999   June 30, 1998
Revenue:
 Net premiums written                                        $56,241,394     $43,139,144
 Change in unearned premiums                                  (4,118,790)     (6,962,379)

 Net premiums earned                                          52,122,604      36,176,765

 Investment income, net of expenses                            2,934,634       3,051,824
 Net realized investment gains                                 1,714,444       1,744,199
 Other revenue                                                 2,285,718       1,208,213

 Total revenue                                                59,057,400      42,181,001

Expenses:
 Losses and loss adjustment expenses incurred                 31,265,744      23,814,571
 Operating expenses                                           25,102,164      16,680,045
 Interest expense                                                422,061         215,213

 Total expenses                                               56,789,969      40,709,829

Income before income tax and minority interest                 2,267,431       1,471,172

Income tax expense                                               680,152         500,113

Income before minority interest                                1,587,279         971,059

Minority interest in income of consolidated subsidiaries         196,612          42,905

Net income                                                     1,390,667         928,154

Other comprehensive income (loss), before tax:
 Unrealized holding gains                                        833,273       3,287,742
 Less: Reclassification adjustment for gains
   included in net income                                      1,714,444       1,744,199

Other comprehensive income (loss), before tax                   (881,171)      1,543,543
Income tax expense (benefit) related to items of other
 comprehensive income                                           (273,105)        524,329

Other comprehensive income (loss), net of tax                   (608,066)      1,019,214

Comprehensive income                                         $   782,601      $1,947,368
                                                             ===========      ==========

Earnings per share
 Basic                                                               0.39            0.25
 Diluted                                                             0.37            0.24

The accompanying notes are an integral part of the consolidated financial statements.

  <PAGE 5>

                    OLD GUARD GROUP, INC. AND SUBSIDIARIES
                Consolidated Statement of Shareholders' Equity
                    For the Six Months Ended June 30, 1999
                                  (UNAUDITED)

                                                                                                Net
                                                                                            Unrealized
                                                                                            Investment
                                                   Additional                               Gains, Net
                               Common Stock          Paid-In     Deferred       Retained    of Deferred   Treasury
                            Shares      Amount       Capital    Compensation    Earnings   Income Taxes     Stock        Total
Balance, January 1, 1999  3,933,401  $38,776,603   $4,370,606   $(5,330,718)  $40,175,219   $4,997,299   $(5,213,272)
$77,775.737

Comprehensive income:
 Net income                                                                     1,390,667
1,390,667
 Unrealized losses on
  investments, net of
  reclassification
  adjustment                                                                                  (608,066)
(608,066)
Comprehensive income                                                                                                        782,601
                                                                                                                          =========



Dividends ($.05 per share)                                                      (185,237)
(185,237)

Reissuance of
 treasury stock               3,034                    (9,001)                                                45,889         36,888

Exercise of common stock
 options                      8,910       89,100                                                                             89,100


Stock-based compensation    (21,656)           -      110,038       322,651                                 (279,278)       153,411

Balance, June 30, 1999    3,923,689  $38,865,703   $4,471,643   $(5,008,067)  $41,380,649   $4,389,233   $(5,446,661)   $78,652,500
                         ==========  ===========   ==========   ===========   ===========   ==========   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statement.


  <PAGE 6>

                             OLD GUARD GROUP, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (UNAUDITED)

                                                                  For the Six    For the Six
                                                                  Months Ended   Months Ended
                                                                  June 30, 1999  June 30, 1998
Cash flows from operating activities:
 Net income                                                         $1,390,667       $928,154

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                     1,226,052        606,880
   Net realized investment gains                                    (1,714,444)    (1,741,199)
   Deferred income tax expenses                                        427,418        180,458
   Non-cash compensation expense                                       451,313        511,716
   Other                                                               183,424         39,905
   (Increase) decrease in assets:
      Receivables                                                   (2,727,990)    (4,698,522)
      Prepaid reinsurance premiums                                     302,545      3,022,619
      Deferred policy acquisition costs                               (931,079)    (1,805,608)
      Other assets                                                     684,342     (2,000,006)
   Increase (decrease) in liabilities:
      Losses and loss adjustment expenses                            2,464,847      1,203,085
      Unearned premiums                                              3,816,244      3,939,760
      Accrued expenses                                                (662,925)    (1,012,055)
      Other liabilities                                             (1,399,309)      (678,757)

   Net cash provided (used) by operating activities                   3,511,105     (1,503,570)

Cash flows from investing activities:
 Cost of purchases of fixed income securities
   Held to maturity                                                 (3,239,990)    (4,991,611)
   Available for sale                                              (11,901,832)    (7,700,659)
 Proceeds from sales of fixed income securities
   Available for sale                                               10,754,400     10,820,521
 Proceeds from maturities of fixed income securities
   Held to maturity                                                  5,100,566      7,072,238
   Available for sale                                                2,920,267      1,022,511
 Cost of equity securities acquired                                 (2,839,931)    (4,139,288)
 Proceeds from sales of equity securities                            3,736,070      3,190,235
 Change in receivable/payable for securities                            23,385        (50,000)
 Cost of purchases of other invested assets                            (30,000)    (1,250,000)
 Proceeds from sales of other invested assets                           18,000              -
 Acquisition of subsidiary, net of cash acquired                    (3,661,465)             -
 Cost of purchases of property and equipment                        (1,699,528)    (3,843,692)
 Proceeds from sales of property and equipment                               -          3,000

   Net cash provided (used) by investing activities                   (820,058)       133,255

Cash flows from financing activities:
 Exercise of common stock options                                       89,100              -
 Purchase of treasury stock                                           (297,903)       323,490
 Proceeds from reissuance of treasury stock                             36,888     (1,473,345)
 Distributions to minority interest                                    (83,164)             -
 Payment of dividends                                                 (185,237)      (210,247)
 Proceeds from issuance of long-term debt                            6,000,000              -
 Repayment of long-term debt                                          (466,099)      (487,438)

   Net cash provided (used) by financing activities                  5,093,585     (1,847,540)

   Net increase (decrease) in cash and cash equivalents              7,784,632     (3,217,855)

Cash and cash equivalents at beginning of period                     6,121,983     10,214,908

Cash and cash equivalents at end of period                         $13,906,615     $6,997,053
                                                                   ===========     ==========
The accompanying notes are an integral part of the consolidated financial statements.
          <PAGE 7>

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

      OGGI is a regional insurance holding company that provides property and casualty insurance throughout Pennsylvania, Maryland and Delaware and title insurance and related services in Virginia, North Carolina, Washington D.C., Ohio, Pennsylvania and
Maryland.

      Effective January 1, 1999, OGGI acquired Southern and its principal operating subsidiary, Southern Title Insurance Corporation. Pursuant to the stock purchase agreement, OGGI paid $6,750,000 in cash for 100% of Southern's capital stock. In addition, OGGI will make additional payments equal to 25% of Southern's pretax profits in 1999, 2000, and 2001. Effective October 1, 1998, New Castle Mutual Insurance Company converted from mutual to stock form and changed its name to New Castle Insurance Company of Delaware. New Castle's conversion was pursuant to a plan of conversion approved by the Delaware Insurance Department and New Castle's policyholders. Along with the conversion, OGGI's $2.5 million surplus note investment in New Castle was converted to 1,500 shares of common stock and OGGI became the sole shareholder of New Castle. Pro forma results for the three and six months ended June 30, 1998, including Southern and New Castle as if they had been fully owned for that period are as follows:

                                  Three Months Ended    Six Months Ended
                                    June 30, 1998        June 30, 1998
Total revenue                          $25,068,479         $48,551,559
Income (loss) before income tax         (1,154,452)          1,628,141
Net income (loss)                         (778,063)            974,986
Earnings (loss) per share - diluted          (0.20)               0.25

2.    Basis of Presentation

      The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, which
<PAGE 8> are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1998 included in OGGI's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      Certain amounts in the 1998 financial statements have been reclassified to conform with the current year presentation.

3.    Earnings Per Share

      The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share for the six months ended:

                                   June 30, 1999     June 30, 1998
Net income for basic and diluted
  earnings per share                 $1,390,667        $   928,154

Common shares outstanding             3,567,609          3,720,243

Dilutive shares
  Treasury stock in MRP trust           137,154            126,682

  Outstanding stock options              42,458             98,900

Total common and dilutive shares     $3,747,221         $3,945,825

4.    Supplemental Cash Flow Disclosure

      Interest paid for the six months ended June 30, 1999 and 1998 was $399,327 and $215,213, respectively. Net income taxes paid (recovered) for the six months ended June 30, 1999 and 1998 was ($768,628) and $1,322,200, respectively.

5.    Business Segments

      The following table indicates OGGI's total revenues and pre-tax income by principle business segment.
  <PAGE 9>

                                  Six Months Ended June 30      Three Months Ended June 30
                                     1999          1998            1999            1998
Revenue
P & C operations                  $49,247,355   $ 7,953,612     $25,239,580     $18,898,554
Title operations                    7,757,376           -         4,002,109               -
Net realized investment gains       1,714,444     1,744,199         806,741         936,818
Other                                 338,225     2,483,190         109,324       1,706,416

Total revenue                     $59,057,400   $42,181,001     $30,157,754     $21,541,788

Pretax income (loss)

P & C operations                  $   126,608   $    50,649     $   803,977     $(1,706,725)
Title operations                      623,824           -           364,677               -
Net realized investment gains       1,714,444     1,744,199         806,741         936,818
Other                                (197,445)     (323,676)        (68,224)       (244,802)

Income (loss) before income
  taxes and minority interest       2,267,431     1,471,172       1,907,171      (1,014,709)

Income tax expense (benefit)          680,152       500,113         583,442        (374,757)

Income (loss) before minority
  interest                          1,587,279       971,059       1,323,729        (639,952)

Minority interest in earnings of
consolidated subsidiaries             196,612        42,905         104,904           9,818

Net income (loss)                 $ 1,390,667   $   928,154     $ 1,218,825     $  (649,770)

6.     New Accounting Pronouncements

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure of variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," was issued which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.
While OGGI is presently evaluating the impact of SFAS No. 133,
<PAGE 10> the adoption of SFAS No. 133 is not expected to have a material impact on OGGI's financial condition, results of operations or liquidity.
  <PAGE 11>
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Premiums. Gross premiums written increased $6.0 million, or 23.8%, to $31.4 million, and $8.0 million, or 15.7%, to $58.6 million for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. The primary cause of these increases was growth in property and casualty
(P&C) direct premiums of $2.9 million and $5.0 million for the three and six months ended June 30, 1999, respectively, versus the comparable periods in 1998. Workers' compensation, personal and commercial automobile and commercial multiperil were the lines contributing to the growth. In addition, $3.0 million and $5.7 million of title insurance premiums were generated by Southern in the three and six months ended June 30, 1999, respectively. Offsetting the growth for the six months ended
June 30, 1999 was a one-time transfer of $3.0 million of unearned premiums from New Castle as of January 1, 1998. The unearned premium transfer resulted from a 100% quota share reinsurance agreement between Old Guard and New Castle.

      Premiums ceded to reinsurers decreased $1.9 million, or 52.5%, to $1.7 million and $5.1 million, or 68.7%, to $2.3 million for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. The decrease in ceded premiums was attributable to changes in the reinsurance program as of January 1, 1999 including reductions in rates. Changes in the reinsurance program included elimination of the first layers of the property and casualty excess of loss reinsurance agreements which covered losses in excess of $150,000 up to $500,000. This layer of reinsurance required premium payments equal to losses incurred plus a load subject to a maximum and minimum premium. OGGI's experience had generally been such that the actual premium paid was within the minimum and maximum. As a result, OGGI's effective retention was already at $500,000. In addition, OGGI eliminated its 95% quota share reinsurance agreement on the first $1 million of umbrella liability coverage and included this risk in its casualty excess of loss reinsurance agreement.

      Net premiums written increased $7.9 million, or 36.1%, to $29,759,000, and $13.1 million, or 30.4%, to $56.2 million for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. Net premiums earned increased $8.3 million, or 45.0%, to $26.7 million, and $15.9 million, or 44.1%, to $52.1 million during the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. The increases in net premiums written and earned were directly attributable to the effects of the changes instituted in OGGI's reinsurance program and increases in gross premiums written as previously discussed.
  <PAGE 12>
      Net Investment Income. Net investment income decreased 3.7% or $58,000 for the three months ended June 30, 1999 and 3.8% or $117,000 for the six months ended June 30, 1999. Average cash and invested assets increased $5.8 million or 4.8% for the six months ended June 30, 1999 compared to the average cash and invested assets for the twelve months ending December 31, 1998. The increase in average invested assets is primarily related to the acquisition of Southern effective January 1, 1999. For the six months ended June 30, 1999, the yield on average cash and invested assets was 4.7% compared to 5.1% for the six months ended June 30, 1998.

      Net Realized Investment Gains. Net realized investment gains were $807,000 and $1.7 million for the three and six months ended June 30, 1999, respectively, compared to $937,000 and $1.7 million for the comparable periods in 1998.

      Other Revenue. Other revenue increased $511,000, or 83.8%, to $1.1 million and $1.1 million, or 89.2%, to $2.3 million for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. Southern accounted for an increase of $1.0 million and $2.0 million in the three and six months periods, respectively. Offsetting the other revenue from Southern was a decrease in OGIM's management fee income from New Castle of $420,000 and $840,000 in the three and six months ended June 30, 1999, respectively. In 1998, management fee income from New Castle was included in consolidation until their conversion on October 1, 1998.

      Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred increased by $1.2 million, or 8.1%, to $15.4 million, and $7.5 million, or 31.3%, to $31.3 million for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. The increase in losses and loss adjustment expenses can be attributed to the changes in
OGGI's reinsurance program enumerated previously.   The loss and
loss adjustment expense ratio for P&C operations was 64.1% and 66.7% for the three and six months ended June 30, 1999, respectively, versus 77.4% and 65.8% for the comparable periods in 1998. The decrease in the loss and loss adjustment expense ratio for the three months ended June 30, 1999 versus the comparable period in 1998 can be attributed to nearly
$3.4 million of losses from tornadoes and severe thunderstorms during the first week of June 1998. The loss and loss adjustment expense ratio for title operations was 4.9% and 4.6% for the three and six months ended June 30, 1999, respectively.

      Operating Expenses. Operating expenses increased by $4.4 million, or 53.3%, to $12.5 million and $8.4 million, or 50.5%, to $25.1 million for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. Excluding title operations, operating expenses increased $875,000, or 10.7%. and $1.6 million, or 9.4% for the three and six months ended June 30, 1999 compared to the comparable periods
<PAGE 13> in 1998. These increases can be attributed to increases in gross premiums earned. The expense ratio for P&C operations was 37.6% and 38.6% for the three and six months ended June 30, 1999, respectively, versus 41.0% and 42.8% for the comparable periods in 1998. The reductions in the expense ratio can be attributed to increases in net premiums earned without commensurate increases in expenses.

      Federal Income Tax Expense. Federal income tax as a percentage of pre-tax income was 30.6% and 30.0% for the three and six months ended June 30, 1999, respectively, versus 37.0% and 34.0% for the comparable periods in 1998. The decrease in effective tax rate is primarily attributable to income from minority interests earned by Southern which is not taxed.

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

      OGGI and its subsidiaries have in place unsecured lines of credit with a local financial institution under which they may borrow up to an aggregate of $1.5 million. As of June 30, 1999, no amounts were borrowed against these lines of credit.

      Net cash provided (used) by operating activities was $3.5 million and ($1.5) million during the first six months of 1999 and 1998, respectively. The increase in cash flow from operating activities in 1999 versus 1998 can be attributed to increased profitability and an increase in gross premiums written.

      In 1999, cash used by investing activities was $820,000 as OGGI funded the acquisition of Southern. In 1998, cash provided by operating activities was minimal as OGGI used the net proceeds from its investment portfolio to finance its investment in new computer systems and its home office expansion.

      In 1999, cash provided by financing activities was $5.1 million primarily as a result of OGGI obtaining a $6.0 million loan to help it finance its acquisition of Southern. The
$6.0 million loan has a term of five years and an interest rate of LIBOR plus 1.5%. OGGI has entered into an interest rate swap agreement to fix the interest rate on the loan at 7.05%. In 1998, cash used by financing activities was $1.8 million as OGGI purchased treasury stock and paid dividends.
  <PAGE 14>
      As a holding company, the principal source of liquidity for Old Guard Group, Inc. will be dividend payments and other fees received from its subsidiaries. Insurance companies are restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay without the prior approval of the state regulatory authority. Under Pennsylvania law, the maximum amount that may generally be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department, cannot exceed the greater of 10% of the insurance company's statutory surplus as reported on the most recent annual statement filed with the Department, or the net income of the insurance company for the period covered by such annual statement. However, Old Guard, Old Guard Fire and First Patriot are further restricted as to the amount of dividends that they may pay. These restrictions do not allow the payment of any dividend without prior approval of the Pennsylvania Insurance Department until February of 2000.

      In 1998, OGGI entered into a $3.5 million mortgage related to the expansion of its home office. The mortgage require principal payments over fifteen years and interest floating monthly at LIBOR plus 1.5%. $2.0 million of the mortgage has been converted to a fixed rate of 7.7% through the use of an interest rate swap.

      In 1997, OGGI's Employee Stock Ownership Plan (ESOP) borrowed $4.1 million from an unaffiliated lender and $100,000 from OGGI to purchase 10% of the common stock issued in OGGI's subscription offering. The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of $50,417 for a term of 10 years. The loans are secured by the shares of common stock and the earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loans are repaid. OGGI expects to contribute sufficient funds as necessary to the ESOP to repay such loans, plus such other amounts as the OGGI's Board of Directors may determine at its discretion.

      Effects of Inflation

      The effects of inflation on OGGI are implicitly considered in estimating reserves for unpaid losses and loss adjustment expenses, and in the premium rate-making process. The actual effects of inflation on OGGI's results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is management's opinion that the liability for losses and LAE, including losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.
  <PAGE 15>
Year 2000 Issue

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

      In the process of identifying assets affected by the year 2000 problem, a year 2000 representative was selected from each department within OGGI. Each representative completed an inventory of year 2000 affected assets utilized by their department. The inventory included: infrastructure, including non-IT assets such as elevators and security systems, applications software, computer hardware, third-party suppliers and customers (external agents).

      The representatives prioritized assets by assigning a criticality factor. These factors consisted of "fatal," "critical," "marginal" and "desirable." "Fatal" is defined as an asset that is necessary for uninterrupted operations of OGGI and will fail or terminate if there were year 2000 date processing errors. "Critical" is defined as an asset that is necessary for the operation of the business, and year 2000-related failures will produce an inaccurate or incorrect result. "Marginal" is defined as an asset that is necessary for the operation of the business, but year 2000-related failures will cause minor inconveniences, annoyances, or irritations. "Desirable" is defined as an asset that is not mandatory for operating the business. All assets have been evaluated to determine whether they need to be replaced, repaired or are compliant.

      OGGI's most "fatal" asset is older personal computers. OGGI implemented a plan to ensure that these systems were compliant by the first quarter of 1999. Information regarding BIOS upgrades and recommendations have been received from the manufacturers of each of the different computer systems that were not year 2000
<PAGE 16> compliant.  Software programs identified as not
compliant were reviewed and remediation plans were implemented according to manufacturer recommendations. Other computer software programs identified as non compliant were replaced by compliant programs.

      Vendors and external agents also have been contacted to request information regarding their year 2000 status. OGGI has received responses confirming year 2000 compliance from all agents and vendors considered fatal or critical. For other agents or vendors from whom responses have not been received, contingency plans have been developed.

      In addition, a process also was established for reviewing new and existing contracts and maintenance agreements for appropriate year 2000 compliance language.

      Costs:

      OGGI presently expects that substantially all future costs associated with the year 2000 compliance will be internal and are estimated to be less than $10,000. Costs incurred to date have been approximately $190,000.

      Contingency Plans:

      Although OGGI has confirmed that all of its fatal and critical systems are year 2000 compliant, it has considered contingencies in case any of these assets experience unforeseen problems related to the year 2000 issue. For such assets, OGGI has identified alternatives that will not cause significant interruptions to service or operation.

      Policy Coverage:

      Many experts now believe that the year 2000 problem may have a material adverse impact on the national and global economies.
In addition, it seems likely that if businesses are materially damaged as a result of the year 2000 problems, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies. And, although management has concluded that under a fair reading of the various policies of insurance issued by it, no coverage for year 2000 problems should be considered to exist and has included exclusionary language on certain policies beginning in 1998, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in the various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of OGGI to accurately estimate the impact of the year 2000 problem on the insurance issued by, or other business operations of OGGI.
  <PAGE 17>
Forward-Looking Statements

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

  <PAGE 18>

PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings - In February 1997, four policyholders, purportedly on behalf of all policyholders, filed an action against OGGI, Old Guard, Old Guard Fire, First Patriot and their directors in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs seek damages for the loss of their alleged equity interest in the Insurance Companies as a result of the conversion, based on numerous theories, including breach of fiduciary duty and civil rights claims. In April 1997, defendants filed a motion to dismiss for failure to state a cause of action. The motion to dismiss was granted as to two counts and denied as to the remaining nine counts. In January 1998, plaintiffs filed a motion for class certification which was granted in September 1998. In July 1998, defendants filed a motion for summary judgment with respect to the remaining constitutional claims. In March 1999, the Court granted the motion with respect to the two remaining counts under the U.S. Constitution and retained supplemental jurisdiction over the remaining state law claims. In June 1999, the plaintiffs filed an amended complaint alleging additional theories of liability arising from the same facts.

ITEM 2.     Change in Securities  -  None

ITEM 3.     Defaults Upon Senior Securities  -  None

ITEM 4.     Submission of Matters to a Vote of Security Holders  -

      The 1999 Annual Meeting of Shareholders (the "Meeting") of
OGGI was held on May 13, 1999. Notice of the Meeting was mailed to shareholders on or about April 13, 1999.

      The meeting was held for the following purposes:

      1. To elect three Class III directors to hold office for three years from the date of election, each to hold office until their successors have been elected and qualified.

      To ratify the appointment by OGGI's Board of Directors of PricewaterhouseCoopers L.L.P., as OGGI's independent auditors for the fiscal year ending December 31, 1999
      (Matter No. 2).

      To act upon the Old Guard Group, Inc. Employee Stock
      Purchase Plan (Matter No. 3).

      Consideration of a shareholder proposal regarding sale of the Company (Matter No. 4).

      There was no solicitation in opposition to the nominees of the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or against, as well
<PAGE 19> as the number of abstentions for each of the nominees for election to the Board of Directors were as follows:

                        ELECTION OF CLASS III DIRECTORS

Nominee                             For                     Withheld

E. Matthew Brown                    3,155,026               145,211
David E. Hosler                     3,150,922               149,316
Jay S. Sidhu                        3,149,818               150,389

      Matter No. 2 was approved by Shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                          Abstentions and
For                     Against           Broker Non-Votes

3,275,459               18,639            6,140

      Matter No. 3 was approved by Shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                          Abstentions and
For                     Against           Broker Non-Votes

2,024,292               248,207           40,741

      Matter No. 4 was not approved by Shareholders at the Meeting. The votes cast for this Matter were as follows:

                                          Abstentions and
For                     Against           Broker Non-Votes

377,563                 1,886,598         48,881

ITEM 5.     Other Information  -  None

ITEM 6.     Exhibits and Reports on Form 8-K

            3.1   Articles of Incorporation
                  (Incorporated by reference to
                  Exhibit 3.1 to the Company's
                  Registration Statement No. 333-
                  12779 on Form S-1).

            3.2   Bylaws (Incorporated by reference
                  to Exhibit 3.2 to the Company's
                  Registration Statement No. 333-
                  12779 on Form S-1).

          27      Financial Data Schedule.

            (B)   Reports on Form 8-K - None
        <PAGE 20>

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OLD GUARD GROUP, INC.


Date:    August 13, 1999            /s/ Henry J. Straub
                                    Henry J. Straub,
                                    Chief Financial Officer and
                                    Treasurer (principal financial
                                    officer and principal accounting
                                    officer)
  <PAGE 21>
                                 EXHIBIT INDEX

Exhibit No.
    3.1           Articles of Incorporation
                  (Incorporated by reference to
                  Exhibit 3.1 to the Company's
                  Registration Statement No. 333-
                  12779 on Form S-1).

    3.2           Bylaws (Incorporated by reference
                  to Exhibit 3.2 to the Company's
                  Registration Statement No. 333-
                  12779 on Form S-1).

   27             Financial Data Schedule.  <PAGE 22>