Form 10-Q
period 1999-09-30
OLD GUARD GROUP INC
filed 1999-11-15
CIK 1022794

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

[  ]    Transition report pursuant to Section 13 or 15 (d)
        of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

Number of Shares Outstanding as of October 31, 1999:

Common Stock (No Par Value)                  3,705,665
      (Title of Class)                 (Outstanding Shares)



                    OLD GUARD GROUP, INC.
                          Form 10-Q
          For the Quarter Ended September 30, 1999

                          Contents

                                                       Page
                                                        No.
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           September 30, 1999 and  December 31, 1998     3
         Consolidated Statements of Income and
           Comprehensive Income for the Three
           Months Ended September 30, 1999 and 1998      4
         Consolidated Statements of Income and
           Comprehensive Income for the Nine Months
           Ended September 30, 1999 and 1998             5
         Consolidated Statement of Shareholders'
           Equity for the Nine Months Ended
           September 30, 1999                            6
         Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1999
           and 1998                                      7
         Notes to Consolidated Financial Statements      8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                   12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                              18

Item 2.  Change in Securities                           18

Item 3.  Defaults upon Senior Securities.               18

Item 4.  Submission of Matters to a Vote of Security
           Holders                                      18

Item 5.  Other Information                              18

Item 6.  Exhibits and Reports on Form 8 - K             18



               OLD GUARD GROUP, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           (Unaudited)

                                       As of           As of
                                   September 30,    December 31,
                                        1999            1998
ASSETS
Investments:
  Fixed income securities
    Held to maturity, at
      amortized cost               $ 35,306,460    $ 36,615,905
    Available for sale, at fair
      value                          58,217,071      59,249,118
  Preferred stocks, available for
    sale, at fair value               5,564,235       5,979,443
  Common stocks, available for
    sale, at fair value              15,335,605      15,620,659
  Other invested assets               4,652,959       4,412,378

      Total investments             119,076,330     121,877,503

Cash and cash equivalents            17,547,110       6,121,983
Receivables:
  Premiums                           14,117,259       9,354,449
  Reinsurance                        13,904,922      15,138,801
  Investment income                   1,345,935       1,194,031
  Affiliates                            712,714         479,989
Prepaid reinsurance premiums            434,158         983,630
Deferred policy acquisition costs    11,327,051       9,423,124
Deferred income taxes                   850,509               -
Property and equipment               17,045,488      16,941,129
Title plant                           2,227,767               -
Intangible assets                       675,521         716,879
Other assets                          3,004,884       3,752,624

    Total assets                   $202,269,648    $185,984,142

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Liabilities:
  Losses and loss adjustment
    expenses                         57,987,936      52,707,951
  Unearned premiums                  46,557,753      39,812,585
  Accrued expenses                    4,702,451       4,250,938
  Deferred income taxes                       -         420,654
  Long-term debt                      9,277,778       3,402,778
  ESOP liability                      3,314,490       3,547,448
  Other liabilities                   4,506,526       3,362,831

    Total liabilities               126,346,934     107,505,185

Minority Interest                       985,169         703,220

Shareholders' Equity:
  Preferred stock (5,000,000
    shares authorized; 0 issued
    and outstanding)                          -               -
  Common stock (15,000,000
    shares authorized; 4,257,327
    and 4,248,417 shares issued;
    3,889,859 and 3,933,401
    shares outstanding; no par)      38,865,703      38,776,603
  Additional paid-in capital          4,284,687       4,370,606
  Deferred compensation              (5,081,350)     (5,330,718)
  Retained earnings                  40,544,384      40,175,219
  Net unrealized investment gains,
    net of deferred income taxes      2,071,293       4,997,299
  Treasury stock, at cost (367,468
    and 315,016 shares)              (5,747,172)     (5,213,272)

    Total shareholders' equity       74,937,545      77,775,737

    Total liabilities and
      shareholders' equity         $202,269,648    $185,984,142

     The accompanying notes are an integral part of the consolidated financial statements.



              OLD GUARD GROUP, INC. AND SUBSIDIARIES
    Consolidated Statements of Income and Comprehensive Income
                           (Unaudited)

                                        For the Three                   For the Three
                                        Months Ended                    Months Ended
                                     September 30, 1999              September 30, 1998
Revenue:
  Net premiums written                  $32,273,127                     $22,102,373
  Change in unearned premiums            (3,175,850)                     (2,263,023)

  Net premiums earned                    29,097,277                      19,839,350

  Investment income, net of expenses      1,573,089                       1,302,936
  Net realized investment gains             127,158                        (461,848)
  Realized gain on sale of property         210,507                               -
  Other revenue                           1,170,441                         616,858

  Total revenue                          32,178,472                      21,297,296

Expenses:
  Losses and loss adjustment
    expenses incurred                    19,600,075                      12,514,531
  Operating expenses                     13,378,583                       9,808,831
  Interest expense                          253,329                         145,935

  Total expenses                         33,231,987                      22,469,297

Loss before income tax and
  minority interest                      (1,053,515)                     (1,172,001)

Income tax benefit                         (516,043)                       (543,849)

Loss before minority interest              (537,472)                       (628,152)

Minority interest in income of
  consolidated subsidiary                   115,507                           7,856

Net loss                                   (652,979)                       (636,008)

Other comprehensive loss, before
  tax:
  Unrealized holding losses              (3,353,596)                     (2,646,799)
  Less: Reclassification
    adjustment for gains (losses)
    included in net income                  127,158                        (209,618)

Other comprehensive loss, before tax     (3,480,754)                     (2,437,181)
Income tax benefit related to
  items of other comprehensive income    (1,162,814)                       (828,642)

Other comprehensive loss, net of tax     (2,317,940)                     (1,608,539)

Comprehensive loss                      $(2,970,919)                    $(2,244,547)

Earnings per share
  Basic                                       (0.18)                          (0.17)
  Diluted                                     (0.18)                          (0.17)

     The accompanying notes are an integral part of the consolidated financial statements.


               OLD GUARD GROUP, INC. AND SUBSIDIARIES
     Consolidated Statements of Income and Comprehensive Income
                           (Unaudited)

                                            For the Nine                   For the Nine
                                            Months Ended                   Months Ended
                                         September 30, 1999              September 30, 1998
Revenue:
  Net premiums written                       $88,514,521                    $65,241,517
  Change in unearned premiums                 (7,294,640)                    (9,225,402)

  Net premiums earned                         81,219,881                     56,016,115

  Investment income, net of expenses           4,507,723                      4,354,760
  Net realized investment gains                1,841,602                      1,282,351
  Realized gain on sale of property              210,507                              -
  Other revenue                                3,456,159                      1,825,071

  Total revenue                               91,235,872                     63,478,297

Expenses:
  Losses and loss adjustment
    expenses incurred                         50,865,819                     36,329,102
  Operating expenses                          38,480,747                     26,488,876
  Interest expense                               675,390                        361,148

  Total expenses                              90,021,956                     63,179,126

Income before income tax and
  minority interest                            1,213,916                        299,171

Income tax expense (benefit)                     164,109                        (43,736)

Income before minority interest                1,049,807                        342,907

Minority interest in income of
  consolidated subsidiaries                      312,119                         50,761

Net income                                       737,688                        292,146

Other comprehensive loss, before tax:
  Unrealized holding gains
    (losses)                                  (2,520,323)                       640,943
  Less: Reclassification
    adjustment for gains
    included in net income                     1,841,602                      1,534,581

Other comprehensive loss, before tax          (4,361,925)                      (893,638)
Income tax benefit related to items of
  other comprehensive income                  (1,435,919)                      (304,313)

Other comprehensive loss, net
  of tax                                      (2,926,006)                      (589,325)

Comprehensive loss                           $(2,188,318)                     $(297,179)

Earnings per share
  Basic                                             0.21                           0.08
  Diluted                                           0.20                           0.07

The accompanying notes are an integral part of the consolidated financial statements.


              OLD GUARD GROUP, INC. AND SUBSIDIARIES
          Consolidated Statement of Shareholders' Equity
           For the Nine Months Ended September 30, 1999
(Unaudited)


                                                                                      Net Unrealized
                                                Additional                            Investment Gains
                          Common Stock          Paid-In    Deferred       Retained    Net of Deferred    Treasury
                       Shares      Amount       Capital    Compensation   Earnings    Income Taxes       Stock          Total
Balance January 1,
  1999                 3,933,401   $38,776,603  $4,370,606  $(5,330,718)  $40,175,219  $ 4,997,299       $(5,213,272)   $77,775,737

Comprehensive income:
  Net income                                                                  737,688                                      737,688
  Unrealized losses on
    investments, net of
    reclassification
    adjustment                                                                          (2,926,006)                     (2,926,006)
Comprehensive loss                                                                                                      (2,188,318)

Dividends ($.05 per
  share)                                                                     (368,523)                                   (368,523)

Purchase of treasury
  stock                  (61,300)                                                                           (851,044)    (851,044)

Reissuance of treasury
  stock                    5,284                   (12,939)                                                   79,920       66,981

Exercise of common
  stock options            8,910        89,100                                                                             89,100

Stock-based
  compensation             3,564                   (72,980)     249,368                                     237,224       413,612

Balance, September 30,
  1999                 3,889,859   $38,865,703  $4,284,687  $(5,081,350)  $40,544,384   $2,071,293      $(5,747,172)  $74,937,545

The accompanying notes are an integral part of the consolidated financial statements.




              OLD GUARD GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                    For the Nine         For the Nine
                                                    Months Ended         Months Ended
                                                    September 30, 1999   September 30, 1998
Cash flows from operating activities:
  Net income                                           $   737,688           $    292,146
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        1,892,244                912,841
    Net realized investment gains                       (1,841,602)            (1,534,581)
    Deferred income tax expenses                            64,366               (191,694)
    Non-cash compensation expense                          711,514                817,597
    Other                                                   94,776                 47,761
    (Increase) decrease in assets:
      Receivables                                       (2,683,853)            (3,246,237)
      Prepaid reinsurance premiums                         549,472              4,146,641
      Deferred policy acquisition costs                 (1,903,927)            (2,273,573)
      Other assets                                         875,494             (2,365,927)
    Increase (decrease) in liabilities:
      Losses and loss adjustment expenses                3,789,161               (850,654)
      Unearned premiums                                  6,745,168              5,078,761
      Accrued expenses                                      73,042              1,358,155
      Other liabilities                                   (170,942)                23,398

    Net cash provided by operating activities            8,932,601              2,214,634

Cash flows from investing activities:
  Cost of purchases of fixed income securities
  Held to maturity                                      (5,337,279)           (9,690,924)
    Available for sale                                 (22,006,604)          (15,981,005)
  Proceeds from sales of fixed income securities
  Available for sale                                    18,197,206            17,946,190
  Proceeds from maturities of fixed income securities
    Held to maturity                                     6,607,435            11,543,645
    Available for sale                                   3,856,011             3,036,032
  Cost of equity securities acquired                    (3,711,470)           (5,741,691)
  Proceeds from sales of equity securities               4,497,095             4,433,771
  Change in receivable/payable for securities            1,475,940                     -
  Cost of purchases of other invested assets              (139,695)           (1,250,000)
  Proceeds from sales of other invested assets              18,000                     -
  Acquisition of subsidiary, net of cash acquired       (3,661,465)                    -
  Cost of purchases of property and equipment           (2,415,208)           (5,966,497)
  Proceeds from sales of property and equipment          1,394,011                 3,000

    Net cash used by investing activities               (1,226,023)           (1,667,479)

Cash flows from financing activities:
  Exercise of common stock options                          89,100               402,570
  Purchase of treasury stock                            (1,148,947)           (3,226,564)
  Proceeds from reissuance of treasury stock                66,981                16,932
  Distributions to minority interest                      (205,414)                    -
  Payment of dividends                                    (368,523)             (363,797)
  Proceeds from issuance of long-term debt               6,067,273             3,500,000
  Repayment of long-term debt                             (781,921)           (1,054,999)

    Net cash provided (used) by financing activities     3,718,549              (725,858)

    Net increase (decrease) in cash and cash
    equivalents                                        11,425,127               (178,703)

Cash and cash equivalents at beginning of period        6,121,983             10,214,908

Cash and cash equivalents at end of period            $17,547,110            $10,036,205

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

     Effective January 1, 1999, OGGI acquired Southern and its principal operating subsidiary, Southern Title Insurance Corporation. Pursuant to the stock purchase agreement, OGGI paid $6,750,000 in cash for 100% of Southern's capital stock. In addition, OGGI will make additional payments equal to 25% of Southern's pretax profits in 1999, 2000, and 2001. Effective October 1, 1998, New Castle Mutual Insurance Company converted from mutual to stock form and changed its name to New Castle Insurance Company of Delaware. New Castle's conversion was pursuant to a plan of conversion approved by the Delaware Insurance Department and New Castle's policyholders. Along with the conversion, OGGI's $2.5 million surplus note investment in New Castle was converted to 1,500 shares of common stock and OGGI became the sole shareholder of New Castle. Pro forma results for the three and nine months ended September 30, 1998, including Southern and New Castle as if they had been a wholly-owned subsidiary for that period are as follows:

                         Three Months Ended    Nine Months Ended
                         September 30, 1998   September 30, 1998

Total revenue               $25,242,608           $73,794,167
Income (loss) before
  income tax                 (1,241,209)              386,932
Net income (loss)              (591,415)              383,571
Earnings (loss) per
 share - diluted                  (0.16)                 0.10

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

3.   Earnings Per Share

     The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share for the nine months ended:

                                   September 30,   September 30,
                                        1999            1998
Net income for basic
  and diluted earnings per share      $737,688        $292,146

Common shares outstanding            3,569,000       3,727,011

Dilutive shares:
    Treasury stock in MRP trust        134,065         123,288

    Outstanding stock options           43,766          89,761

Total common and dilutive shares     3,746,831       3,940,060

4.   Supplemental Cash Flow Disclosure

     Interest paid for the nine months ended September 30, 1999 and 1998 was $676,400 and $361,148, respectively. Net income taxes paid (recovered) for the nine months ended September 30, 1999 and 1998 was $(661,224) and $1,480,328, respectively.

5.   Business Segments

     The following table indicates OGGI's total revenue and pre-tax income by principal business segment.

                                      Three Months Ended             Nine Months Ended
                                         September 30,                 September 30,
                                      1999           1998           1999           1998
Revenue:
  P & C operations                $27,630,374    $22,101,525    $76,877,729    $60,055,137
  Title operations                  4,059,578              -     11,816,954              -
  Net realized investment gains
    (losses)                          127,158       (461,848)     1,841,602      1,282,351
  Other                               361,362       (342,381)       699,587      2,140,809

  Total revenue                   $32,178,472    $21,297,296    $91,235,872    $63,478,297

Pretax income (loss):
  P & C operations                $(1,510,092)   $(1,351,493)   $(1,383,484)   $(1,300,844)
  Title operations                    294,894              -        918,718              -
  Net realized investment gains
    (losses)                          127,158       (461,848)     1,841,602      1,282,351
  Other                                34,525        641,340       (162,920)        317,664

Income (loss) before income
  taxes  and minority interest     (1,053,515)    (1,172,001)     1,213,916        299,171

Income tax expense (benefit)         (516,043)      (543,849)       164,109        (43,736)

Income (loss) before minority
  interest                           (537,472)      (628,152)     1,049,807        342,907

Minority interest in earnings
  of consolidated subsidiaries        115,507          7,856        312,119         50,761

Net income (loss)                   $(652,979)     $(636,008)   $   737,688    $   292,146

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



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Premiums. Gross premiums written increased $7.8 million, or 31.1%, to $32.8 million, and $15.7 million, or 20.8%, to $91.4 million for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. The primary cause of these increases was growth in property and casualty (P&C) direct premiums written of $4.5 million and $9.5 million for the three and nine months ended September 30, 1999, respectively, versus the comparable periods in 1998. Workers' compensation, personal and commercial automobile and commercial multi-peril were the lines contributing to the growth. In addition, $3.1 million and $8.9 million of title insurance premiums written were generated by Southern in the three and nine months ended September 30, 1999, respectively. Offsetting the impact of growth during the nine months ended September 30, 1999 was a one-time transfer of $3.0 million of unearned premiums from New Castle as of January 1, 1998. The unearned premium transfer resulted from a 100% quota share reinsurance agreement between Old Guard and New Castle.

     Written premiums ceded to reinsurers decreased $2.4 million, or 82.7%, to $0.5 million and $7.5 million, or 72.6%, to $2.8 million for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. The decrease in ceded written premiums was attributable to changes in the reinsurance program as of January 1, 1999 including reductions in rates. Changes in the reinsurance program included elimination of the first layers of the property and casualty excess of loss reinsurance agreements which covered losses in excess of $150,000 up to $500,000. This layer of reinsurance required premium payments equal to losses incurred plus a load subject to a maximum and minimum premium. OGGI's experience had generally been such that the actual premium paid was within the minimum and maximum. As a result, OGGI's effective retention was already at $500,000. OGGI also eliminated its 95% quota share reinsurance agreement on the first $1 million of umbrella liability coverage and included this risk in its casualty excess of loss reinsurance agreement. In addition, during the third quarter of 1999, OGGI commuted its aggregate excess of loss reinsurance agreement. This commutation resulted in the return of $579,000 previously ceded under this agreement during 1999.

     Net premiums written increased $10.2 million, or 46.0%, to $32.3 million, and $23.3 million, or 35.7%, to $88.5 million for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. Net premiums earned increased $9.3 million, or 46.7%, to $29.1 million, and $25.2 million, or 45.0%, to $81.2 million during the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. The increases in net premiums written and earned were directly attributable to the effects of the changes instituted in OGGI's reinsurance program and increases in gross premiums written as previously discussed.

     Net Investment Income. Net investment income increased 20.7% or $270,000 for the three months ended September 30, 1999 and 3.5% or $153,000 for the nine months ended September 30, 1999. Average cash and invested assets increased $7.4 million or 6.2% for the nine months ended September 30, 1999 compared to the average cash and invested assets for the twelve months ending December 31, 1998. The increase in average invested assets is primarily related to the acquisition of Southern effective January 1, 1999. For the nine months ended
September 30, 1999, the yield on average cash and invested assets was 4.7% compared to 4.9% for the nine months ended September 30, 1998.

     Net Realized Investment Gains. Net realized investment gains (losses) were $127,000 and $1.8 million for the three and nine months ended September 30, 1999, respectively, compared to $(462,000) and $1.3 million for the comparable periods in 1998. The realized loss in 1998 can be attributed to a charge of $707,000 related to the acquisition of New Castle. OGGI completed its acquisition of New Castle in October of 1998 and recognized a loss in the third quarter of 1998 as a result of writing down the carrying value of its surplus note investment in New Castle, forgiveness of interest on the note, and costs related to the transaction.

     Other Revenue. Other revenue increased $554,000, or 89.7%, to $1.2 million and $1.6 million, or 89.4%, to $3.5 million for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. Southern accounted for an increase of $867,000 and $2.8 million in the three and nine months periods, respectively. Offsetting the other revenue from Southern was a decrease in OGIM's management fee income from New Castle of $420,000 and $1.3 million in the three and nine months ended September 30, 1999, respectively. In 1998, management fee income from New Castle was included in consolidation until its conversion on October 1, 1998.

     Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses incurred increased by $7.1 million, or
56.6%, to $19.6 million, and $14.5 million, or 40.0%, to $50.9 million for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. The increase in losses and loss adjustment expenses can be attributed to the changes in OGGI's reinsurance program
increases in net earned premium enumerated previously.   The loss
and loss adjustment expense ratio for P&C operations was 74.8% and 69.6% for the three and nine months ended September 30, 1999, respectively, versus 63.1% and 64.9% for the comparable periods in 1998. The increase in the loss and loss adjustment expense ratio for the three months ended September 30, 1999 versus the comparable period in 1998 can be attributed to nearly $2.6 million of losses from Hurricane Floyd and several large fire losses on commercial properties. The loss and loss adjustment expense ratio for title operations was 4.9% and 4.7% for the three and nine months ended September 30, 1999, respectively.

     Operating Expenses. Operating expenses increased by $3.6 million, or 36.4%, to $13.4 million and $12.0 million, or 45.3%, to $38.5 million for the three and nine months ended
September 30, 1999 compared to the three and nine months ended September 30, 1998. Excluding title operations, operating expenses decreased $33,000, or 0.3%, for the three months ended September 30, 1999 and increased $1.5 million, or 5.8% for the nine months ended September 30, 1999 compared to the comparable periods in 1998. Included in September 1998 operating expenses is a $1.5 million charge for the Pennsylvania Insurance Guaranty Association (PIGA) assessment related to January 1997 through June 1998. Absent this charge, the increase in 1999 operating expenses is attributable to an increase in expenses, e.g., commissions, that vary with changes in gross earned premiums. The expense ratio for P&C operations was 36.5% and 37.9% for the three and nine months ended September 30, 1999, respectively, versus 46.3% and 44.0% for the comparable periods in 1998. The reductions in the expense ratio can be attributed to increases in net premiums earned without commensurate increases in expenses.

     Federal Income Tax Expense. Federal income tax as a percentage of pre-tax income was 49.0% and 13.5% for the three and nine months ended September 30, 1999, respectively, versus 46.4% and (14.6%) for the comparable periods in 1998. Changes in the effective tax rate are attributable to income from minority interests earned by Southern which is not taxed and lower levels of pretax income versus the magnitude of tax preference items (primarily tax exempt income and dividends).

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

     OGGI and its subsidiaries have in place unsecured lines of credit with a local financial institution under which they may borrow up to an aggregate of $1.5 million. As of September 30, 1999, no amounts were borrowed against these lines of credit.

     Net cash provided by operating activities was $8.9 million and $2.2 million during the first nine months of 1999 and 1998, respectively. The increase in cash flow from operating activities in 1999 versus 1998 can be attributed to increased profitability and an increase in gross premiums written.

     In 1999, cash used by investing activities was $1.2 million as OGGI funded the acquisition of Southern. In 1998, cash used by operating activities was $1.7 million as OGGI invested in new computer systems and its home office expansion.

     In 1999, cash provided by financing activities was $3.7 million primarily as a result of OGGI obtaining a $6.0 million loan to help it finance its acquisition of Southern. The $6.0 million loan has a term of five years and an interest rate of LIBOR plus 1.5%. OGGI has entered into an interest rate swap agreement to fix the interest rate on the loan at 7.05%. In 1998, cash used by financing activities was $726,000 resulting from OGGI's purchase of treasury stock offset by mortgage financing obtained on OGGI's newly constructed office building. The $3.5 million mortgage requires principal payments over fifteen years and interest floating monthly at LIBOR plus 1.5%. $2.0 million of the mortgage has been converted to a fixed rate of 7.7% through the use of an interest rate swap

     As a holding company, the principal source of liquidity for Old Guard Group, Inc. will be dividend payments and other fees received from its subsidiaries. Insurance companies are restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay without the prior approval of the state regulatory authority. Under Pennsylvania law, the maximum amount that may generally be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department, cannot exceed the greater of 10% of the insurance company's statutory surplus as reported on the most recent annual statement filed with the Department, or the net income of the insurance company for the period covered by such annual statement. However, Old Guard, Old Guard Fire and First Patriot are further restricted as to the amount of dividends that they may pay. These restrictions do not allow the payment of any dividend without prior approval of the Pennsylvania Insurance Department until February of 2000.

     In 1997, OGGI's Employee Stock Ownership Plan (ESOP) borrowed $4.1 million from an unaffiliated lender and $100,000 from Old Guard Group, Inc. to purchase 10% of the common stock issued in OGGI's subscription offering. The loans bear an 8.45% interest rate, and will require the ESOP to make monthly payments of $50,417 for a term of 10 years. The loans are secured by the shares of common stock and the earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loans are repaid. OGGI expects to contribute sufficient funds as necessary to the ESOP to repay such loans, plus such other amounts as the OGGI's Board of Directors may determine at its discretion.

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

     OGGI's most "fatal" asset is older personal computers. OGGI implemented a plan to ensure that these computers were compliant by the first quarter of 1999. Information regarding BIOS upgrades and recommendations have been received from the manufacturers of each of the different computer systems that were not year 2000 compliant. Software programs identified as not compliant were reviewed and remediation plans were implemented according to manufacturer recommendations. Other computer software programs identified as non compliant were replaced by compliant programs.

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

PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings - In February 1997, four policyholders, purportedly on behalf of all policyholders, filed an action against OGGI, Old Guard, Old Guard Fire, First Patriot and their directors in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs seek damages for the loss of their alleged equity interest in the Insurance Companies as a result of the conversion, based on numerous theories, including breach of fiduciary duty and civil rights claims. In April 1997, defendants filed a motion to dismiss for failure to state a cause of action. The motion to dismiss was granted as to two counts and denied as to the remaining nine counts. In January 1998, plaintiffs filed a motion for class certification which was granted in September 1998. In July 1998, defendants filed a motion for summary judgment with respect to the remaining constitutional claims. In March 1999, the Court granted the motion with respect to the two remaining counts under the U.S. Constitution and retained supplemental jurisdiction over the remaining state law claims. In June 1999, the plaintiffs filed an amended complaint alleging additional theories of liability
arising from the same facts.   In October 1999, defendants filed a
motion for summary judgment with respect to all remaining claims.

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

                             OLD GUARD GROUP, INC.

Date:  November 15, 1999     /s/ Henry J. Straub
                             Henry J. Straub,
                             Chief Financial Officer and
                             Treasurer (principal financial
                             officer and principal accounting
                             officer)