Form 10-K
period 1999-12-31
OLD GUARD GROUP INC
filed 2000-03-30
CIK 1022794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM N/A TO       .

                         COMMISSION FILE NUMBER 0-16533

                             OLD GUARD GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                PENNSYLVANIA                                    23-2852984
        (State or other jurisdiction                         (I.R.S. Employer
              of organization)                     incorporation or Identification No.)

  2929 LITITZ PIKE, LANCASTER, PENNSYLVANIA                        17601
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $40,702,353 at March 22, 2000. As of March 22, 2000, the Registrant had 3,707,741 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT WITH RESPECT TO THE 2000 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED INTO PART III HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

GENERAL

    Old Guard Group, Inc. (Company) was incorporated under the laws of the Commonwealth of Pennsylvania in May 1996 for the purpose of serving as a holding company for Old Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard Fire), and First Patriot Insurance Company (First Patriot).

    On February 11, 1997, the Company became a holding company for Old Guard, Old Guard Fire and First Patriot upon the completion of their conversion from Pennsylvania mutual insurance companies to Pennsylvania stock insurance companies and the simultaneous acquisition of their capital stock by the Company pursuant to a Joint Plan of Conversion adopted by the Boards of Directors of each company.

    On February 11, 1997, pursuant to the Joint Plan of Conversion, the Company completed the sale of 4,204,910 shares of its common stock, no par value per share at the price of $10.00 per share in contemporaneous subscription and community offerings (collectively the "Offering") for gross proceeds of approximately $42,049,100, including the conversion of a $1.5 million surplus note into Common Stock. The conversion from mutual to stock form, the issuance of capital stock to the Company and the Offering are collectively referred to herein as the "Conversion".

    The Company's executive offices are located at 2929 Lititz Pike, Lancaster, Pennsylvania 17601, and its main telephone number is (717) 569-5361. Old Guard Group, Inc. and its subsidiaries are collectively referred to herein as "OGGI".

OLD GUARD INSURANCE

    Old Guard, Old Guard Fire and First Patriot are each Pennsylvania-chartered insurance companies. They are wholly-owned subsidiaries of the Company and operate as members of Old Guard Insurance (OGI), a group of insurance companies under common management. OGI also includes First Delaware Insurance Company (see "First Delaware Insurance Company Acquisition"), New Castle Insurance Company of Delaware (see "New Castle Insurance Company of Delaware Acquisition") and Neffsville Mutual Fire Insurance Company (Neffsville). The members of OGI are property and casualty insurers of farms, small and medium-sized businesses and residences primarily in rural and suburban communities in Pennsylvania, Maryland and Delaware. OGI markets farmowners, homeowners and businessowners policies, as well as personal and commercial automobile, workers' compensation and commercial multi-peril coverages through approximately 475 independent agents.

    Old Guard, Old Guard Fire, First Patriot and, beginning January 1, 1999, New Castle Insurance Company of Delaware (New Castle) operate under an intercompany reinsurance pooling agreement pursuant to which all premium revenue, losses, and loss adjustment expenses are ceded to Old Guard and a fixed percentage of those items is retroceded by Old Guard to Old Guard Fire, First Patriot and New Castle. The allocation of pooled revenue and expense is determined by the parties and is currently as follows: Old Guard--60%, Old Guard Fire--25%, First Patriot--10% and New Castle--5%. Investment income and investment gains and losses are not pooled. In addition, Neffsville reinsures 90% of its business with Old Guard Fire.

    OLD GUARD. Old Guard was originally chartered in 1896. At December 31, 1999, Old Guard had total assets of $139.2 million (prior to the elimination of intercompany accounts in consolidation) and equity of $38.2 million.

    OLD GUARD FIRE. Old Guard Fire was originally chartered in 1872. At December 31, 1999, Old Guard Fire had total assets of $46.1 million (prior to the elimination of intercompany accounts in consolidation) and equity of $16.6 million.

    FIRST PATRIOT.  First Patriot was originally chartered in 1843. At
December 31, 1999, First Patriot had total assets of $25.0 million (prior to the elimination of intercompany accounts in consolidation) and equity of $6.3 million.

    FIRST DELAWARE INSURANCE COMPANY (FIRST DELAWARE). First Delaware was originally chartered in 1987. At December 31, 1999, First Delaware had total assets of $10.4 million (prior to the elimination of intercompany accounts in consolidation) and equity of $4.4 million.

    NEW CASTLE. New Castle was originally chartered in 1849. At December 31, 1999, New Castle had total assets of $11.0 million (prior to elimination of intercompany accounts in consolidation) and equity of $2.4 million.

    The members of OGI are subject to examination and comprehensive regulation by Insurance Regulatory Authorities. See "Business--Regulation."

STRATEGY

    OGGI's principal strategies for the future are to:

    - Achieve geographic diversification of risk by acquisition of other insurance companies or licensing its insurance subsidiaries in other jurisdictions with reduced or different loss exposure;

    - Improve the mix of business by increasing personal automobile, workers' compensation and other casualty coverages in order to enhance profitability and lessen the impact of property losses on overall results and provide total property and casualty insurance on larger commercial accounts as well as to lessen the impact of catastrophe losses on overall results; and

    - Improve efficiency and maintain the high level of personal service delivered to agents and insureds through continued enhancement of OGGI's management information systems (MIS).

    GEOGRAPHIC DIVERSIFICATION. OGGI's goal is to achieve geographic diversification of risk outside Pennsylvania to areas with reduced or different catastrophic loss exposure and in which management believes insurers generally have been permitted to manage risk selection and pricing without undue regulatory interference. Concentration of property insurance in Pennsylvania has caused OGGI to be susceptible to localized catastrophic events primarily related to severe weather. OGGI continues to diversify geographically, principally through acquisition, but expects also to seek authority for its insurance subsidiaries to do business in additional jurisdictions. The acquisition of Investors Southern Corporation, New Castle and First Delaware represent initial steps to diversify geographically. (See "Investors Southern Corporation Acquisition", "New Castle Insurance Company of Delaware Acquisition" and "First Delaware Insurance Company Acquisition" herein.)

    OGGI plans to seek additional acquisitions outside Pennsylvania. OGGI is currently targeting companies located in jurisdictions adjacent to its current markets and in the upper Midwest.

    Insurance companies acquired may be added to the existing intercompany reinsurance pool. The determination whether to add acquired companies to the intercompany reinsurance pooling arrangement will be made on a case by case basis as acquisitions are completed. Some of the factors considered in evaluating an acquired company for possible inclusion in the reinsurance pool will include the acquired company's capital position, the quality of the book of business, liabilities for losses and loss adjustment expenses, claims settlement practices, the lines of business written, existing reinsurance relationships, the level of control which management of the Group will have over the operations of the acquired company, and rating agency considerations.

    DIVERSIFICATION OF LINES OF BUSINESS. OGGI has taken, and will continue to take, steps to increase commercial and casualty premium volume, both to reduce property loss exposure and to provide greater product diversification from personal into commercial lines that may provide a countercyclical balance to personal lines.

    OGGI's property and casualty operations has reorganized its underwriting departments into three distinct strategic business units (SBU): Commercial Risk Solutions, Agri-Business Solutions and Personal Insurance Group. In addition, First Delaware will remain a separate SBU and continue its focus on construction related commercial accounts in Delaware and in Maryland and Virginia once licensing is completed. It is management's belief that the development of autonomous business units will enable each SBU manager to focus on the development of markets, products, profitability and distribution systems.

    During 1999, the Personal Insurance Group focused on cross selling additional products to existing customers. In order to encourage the sale of more personal automobile policies to existing homeowner accounts, OGGI emphasized cross-policy discounts and implemented incentive programs with our agents that encourage the placement of the automobile risk with OGGI. OGGI's ratio of inforce homeowners policies to personal automobile policies was 3.0 to
1.0 at the beginning of 1999. At December 31, 1999, this ratio was 2.3 to 1.0 as a result of the aforementioned marketing initiatives. Commercial Risk Solutions and Agri-Business Solutions have targeted larger accounts where there is more opportunity to underwrite and price, especially on the workers' compensation line of business.

    Management believes that it has the opportunity to increase the volume of casualty business by focused marketing to existing agents. Management also believes an increasing share of this market is desirable and attainable given the existing relationships among OGGI, its agents and its insureds.

    SERVICE CAPABILITIES. Management believes that OGGI has a strong reputation for personal attention to agents and insureds. OGGI has undertaken a program to enhance its MIS capabilities, with the goal of improving efficiency, internal reporting and service to agents and insureds, as well as facilitating the integration of acquired companies. OGGI has been actively involved in the implementation of a new personal lines policy processing software system. The licensing rights for the new software system were acquired from Inspire, an insurance industry software specialty company. The software system is a personal computer database system designed to eliminate most paperwork required in traditional systems. Claims, billing and accounting functions are also fully integrated in the new software system. The ability to operate multiple companies, maintain on-line remote offices and enhancements in the quality and timeliness of management information are additional benefits of the new software system. Personal automobile was the first line of business integrated into the new software system followed by homeowners for New Castle and First Patriot. OGGI expects to begin to integrate the remainder of its homeowners business in the second quarter of 2000.

    In 1998, the POINT system from Policy Management System Corporation was selected as our commercial lines software system. Conversion of our workers' compensation business began in August of 1999 and our remaining commercial lines products are expected to begin the conversion process to POINT in May of 2000. OGGI continues to evaluate software systems for its farmowners business, including POINT. A selection is expected to be made in 2000 with a targeted conversion of late 2000 or early 2001. This new MIS environment should permit a greater volume of business to be processed by the same or fewer number of staff. It will also allow direct agent interface to enhance service to agents and insureds, provide expert underwriting and claim evaluation systems and build upon OGGI's reputation in this area.

INVESTORS SOUTHERN CORPORATION ACQUISITION

    On March 5, 1999, OGGI completed the acquisition of Investors Southern Corporation and its principal operating subsidiary, Southern Title Insurance Corporation (collectively referred to as Southern), effective January 1, 1999. Southern provides title insurance and related services through a network of agencies in Virginia, North Carolina, Ohio and Pennsylvania. Southern also is licensed to write title insurance in the District of Columbia, Maryland, Florida, Tennessee, Delaware and South Carolina. Pursuant to the stock purchase agreement, OGGI paid $6,750,000 in cash for 100% of Southern's capital stock. In addition, OGGI will make additional payments equal to 25% of Southern's pretax profits in 1999, 2000 and 2001. The additional payment due under this agreement for 1999 is $167,683.

    OGGI's acquisition of Southern furthers OGGI's strategic goals as results for title business are not correlated to the results for property and casualty insurance business.

NEW CASTLE INSURANCE COMPANY OF DELAWARE ACQUISITION

    Effective October 1, 1998, OGGI's $2.5 million surplus note investment in New Castle Mutual Insurance Company was converted into 1,500 shares of common stock in conjunction with a conversion from mutual to stock form by New Castle. New Castle, now known as New Castle Insurance Company of Delaware, converted into stock form pursuant to a plan of conversion approved by policyholders and the Delaware Insurance Department. Effective with the conversion, OGGI owns 100% of the outstanding common stock of New Castle. On January 1, 2000, New Castle merged into Old Guard.

    During 1998, Old Guard maintained a quota share reinsurance agreement with New Castle whereby Old Guard reinsured 100% of New Castle's premiums and losses in return for a 35% ceding commission.

    The acquisition of New Castle furthered OGGI's strategic goal of geographic diversification because New Castle's business is principally located in Delaware.

FIRST DELAWARE INSURANCE COMPANY ACQUISITION

    OGGI, pursuant to an agreement with First Delaware and International Corporation (IC), its sole shareholder, acquired 80% of the capital stock of First Delaware in early 1997 from IC. At closing of the acquisition, OGGI and IC executed a shareholder agreement that, among other things, prohibits IC from transferring its remaining 20% interest in First Delaware prior to December 31, 2003 to anyone other than OGGI. The shareholder agreement also gives the parties certain "put" and "call" rights prior to December 31, 2003 during specified periods with respect to the remaining 20% of the common stock of First Delaware held by IC at a purchase price of between 1 and 1.5 times then current GAAP book value per share. The exercise price of the put or call varies depending upon the time period when the put or call is exercised and is payable in cash or common stock at the election of the party exercising the put or call right. In addition, after December 31, 1999, IC can relinquish its put right and extinguish OGGI's call right in exchange for a payment from OGGI to IC of 10% of the put price.

    First Delaware and Old Guard Insurance Management Co. (OGIM), a subsidiary of the Company, maintain a management agreement pursuant to which OGIM will provide management advice on actuarial services, reinsurance purchasing, investment management, management information systems, security custody services, independent accounting/auditing services, human resource services and employee benefits. In order to retain the services of First Delaware's two principals, First Delaware entered into employment agreements acceptable to OGGI with such principals.

    The acquisition of First Delaware furthered OGGI's strategic goals of geographic and product line diversification because First Delaware's business is principally commercial lines, including surety business, in Delaware.

PRODUCTS

    OGGI's insurance subsidiaries offer a variety of property, casualty and title insurance products primarily designed to meet the insurance needs of the rural and suburban communities in which OGGI does business, including their agricultural clients. The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios by product line for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------
                                                        % OF                  % OF                  % OF
DIRECT PREMIUMS WRITTEN                      1999      TOTAL       1998      TOTAL       1997      TOTAL       1996
-----------------------                    --------   --------   --------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Farmowners...............................  $ 19,394     16.3%    $18,397      21.0%    $17,819      21.0%    $16,365
Homeowners...............................    25,926     21.8      22,009      25.2      21,142      25.0      21,577
Businessowners and commercial
  multi-peril............................    14,723     12.4      12,741      14.6      12,605      14.9      10,577
Personal automobile......................    29,196     24.5      21,074      24.1      19,949      23.6      18,617
Commercial automobile....................     3,926      3.3       2,486       2.8       2,201       2.6         886
Workers' compensation....................     9,393      7.9       6,574       7.5       6,245       7.4       5,912
Fire, allied, inland marine..............     2,398      2.0       2,374       2.7       2,850       3.4       4,078
Surety...................................         7       --          33        --         113       0.1          --
Other liability..........................     2,151      1.8       1,790       2.1       1,740       2.0       1,372
                                           ========     ====     =======     =====     =======     =====     =======
Total property and casualty..............  $107,114     90.0%    $87,478     100.0%    $84,664     100.0%    $79,384
                                           ========     ====     =======     =====     =======     =====     =======
Title....................................  $ 12,052     10.0%         --        --          --        --          --
                                           ========     ====     =======     =====     =======     =====     =======

                                              YEAR ENDED DECEMBER 31,
                                           ------------------------------
                                             % OF                  % OF
DIRECT PREMIUMS WRITTEN                     TOTAL       1995      TOTAL
-----------------------                    --------   --------   --------
                                               (DOLLARS IN THOUSANDS)
Farmowners...............................    20.6%    $15,494      20.2%
Homeowners...............................    27.2      21,157      27.6
Businessowners and commercial
  multi-peril............................    13.3      11,083      14.4
Personal automobile......................    23.5      16,810      21.9
Commercial automobile....................     1.1         776       1.0
Workers' compensation....................     7.4       5,432       7.1
Fire, allied, inland marine..............     5.2       3,668       6.1
Surety...................................      --          --        --
Other liability..........................     1.7       1,317       1.7
                                            =====     =======     =====
Total property and casualty..............   100.0%    $75,737     100.0%
                                            =====     =======     =====
Title....................................      --          --        --
                                            =====     =======     =====

                                                                     YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                         % OF                  % OF                  % OF
NET PREMIUMS EARNED (1)                       1999      TOTAL       1998      TOTAL       1997      TOTAL       1996
-----------------------                     --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Farmowners................................  $17,992      16.2%    $14,547      19.3%    $12,309      19.7%    $ 9,907
Homeowners................................   24,530      22.1      20,478      27.2      16,114      25.8      14,898
Businessowners and commercial
  multi-peril.............................   13,011      11.7       9,965      13.2       8,576      13.8       7,078
Personal automobile.......................   26,415      23.8      18,393      24.4      14,800      23.7      12,766
Commercial automobile.....................    3,193       2.9       1,742       2.3       1,239       2.0         565
Workers' compensation.....................    7,284       6.6       4,657       6.2       4,388       7.0       3,564
Fire, allied, inland marine...............    4,951       4.5       4,831       6.4       4,378       7.0       4,538
Surety....................................      199       0.1         187       0.3         172       0.3          --
Other liability...........................    1,627       1.5         546       0.7         453       0.7         276
                                            =======      ====     =======     =====     =======     =====     =======
Total property and casualty...............  $99,202      89.4%    $75,346     100.0%    $62,429     100.0%    $53,592
                                            =======      ====     =======     =====     =======     =====     =======
Title.....................................  $11,845      10.6%         --        --          --        --          --
                                            =======      ====     =======     =====     =======     =====     =======

                                               YEAR ENDED DECEMBER 31,
                                            ------------------------------
                                              % OF                  % OF
NET PREMIUMS EARNED (1)                      TOTAL       1995      TOTAL
-----------------------                     --------   --------   --------
                                                (DOLLARS IN THOUSANDS)
Farmowners................................    18.5%    $13,413      20.1%
Homeowners................................    27.8      18,391      27.6
Businessowners and commercial
  multi-peril.............................    13.2       8,828      13.2
Personal automobile.......................    23.8      14,459      21.7
Commercial automobile.....................     1.1         769       1.2
Workers' compensation.....................     6.6       4,233       6.4
Fire, allied, inland marine...............     8.5       6,294       9.4
Surety....................................      --          --        --
Other liability...........................     0.5         276       0.4
                                             =====     =======     =====
Total property and casualty...............   100.0%    $66,663     100.0%
                                             =====     =======     =====
Title.....................................      --          --        --
                                             =====     =======     =====

                                                                          YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
NET LOSS RATIO                                        1999           1998           1997           1996           1995
--------------                                      --------       --------       --------       --------       --------
Farmowners...................................         57.4%          58.8%          68.5%          94.2%          78.7%
Homeowners...................................         75.1           69.8           62.1           95.5           80.8
Businessowners and commerical multi-peril....         66.8           58.2           66.5           76.5           62.2
Personal automobile..........................         86.5           83.3           75.3           82.5           90.4
Commercial automobile........................         71.1           65.3           82.5           63.6           70.9
Workers' Compensation........................         54.2           24.0           (7.8)          45.7           43.0
Fire, allied, inland marine..................         45.1           35.1           52.4           58.5           53.4
Surety.......................................         14.2           (6.8)          (9.3)            --             --
Other liability..............................         89.5           58.0           58.2           87.8          326.3
                                                     =====          =====          =====          =====          =====
Total property and casualty..................         70.8%          64.2%          61.7%          82.8%          75.8%
                                                     =====          =====          =====          =====          =====
Title........................................          4.7%            --             --             --             --
                                                     =====          =====          =====          =====          =====

                                                                          YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
EXPENSE RATIOS (2)                                    1999           1998           1997           1996           1995
------------------                                  --------       --------       --------       --------       --------
Farmowners...................................         42.7%          48.9%          47.8%          46.4%          36.6%
Homeowners...................................         40.8           46.6           37.8           31.8           39.0
Businessowners and commercial multiple
  peril......................................         41.7           63.6           58.3           57.1           41.2
Personal automobile..........................         32.8           29.3           23.8           20.4           22.6
Commercial automobile........................         33.7           44.9           33.0           27.9           24.9
Workers' Compensation........................         34.6           57.1           39.1           21.4           23.6
Fire, allied, inland marine..................         37.7           39.0           33.8           34.8           47.2
Surety.......................................         64.1           38.1           59.7             --             --
Other liability..............................         41.2           57.1           52.1           50.7           46.9
                                                     =====          =====          =====          =====          =====
Total property and casualty..................         38.4%          44.7%          38.5%          33.7%          34.4%
                                                     =====          =====          =====          =====          =====
Title........................................         89.2%            --             --             --             --
                                                     =====          =====          =====          =====          =====

                                                                          YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
COMBINED RATIOS (3)                                   1999           1998           1997           1996           1995
-------------------                                 --------       --------       --------       --------       --------
Farmowners...................................        100.1%         107.7%         116.3%         140.6%         115.3%
Homeowners...................................        115.9          116.4           99.9          127.3          119.8
Businessowners and commercial multiple
  peril......................................        108.5          121.8          124.8          133.6          103.4
Personal automobile..........................        119.3          112.6           99.1          102.9          113.0
Commercial automobile........................        104.8          110.2          115.5           91.5           95.8
Workers' Compensation........................         88.8           81.1           31.3           67.1           66.6
Fire, allied, inland marine..................         82.8           74.1           86.2           93.3          100.6
Surety.......................................         78.3           31.3           50.4             --             --
Other liability..............................        130.7          115.1          110.3          138.5          373.2
                                                     =====          =====          =====          =====          =====
Total property and casualty..................        109.2%         108.9%         100.2%         116.5%         110.2%
                                                     =====          =====          =====          =====          =====
Industry combined ratio (4)..................        107.5%         105.6%         101.6%         105.8%         106.4%
                                                     =====          =====          =====          =====          =====
Title........................................         93.9%            --             --             --             --
                                                     =====          =====          =====          =====          =====

------------------------

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

(4) Per A.M. Best

FARMOWNERS POLICY. The farmowners policy is a flexible, multi-line package of insurance coverages. As a result of these features, this product can be adapted to meet the needs of a variety of agricultural and related businesses. The farmowners policy combines property and liability insurance for the farmowner, as well as owners of other agricultural related businesses, such as nurseries and greenhouses. The largest numbers of farmowners policies written by OGGI are for dairy, beef, poultry and crop farming risks. In general, standing crops are not insured except under limited circumstances. Harvested and stored crops generally are insured. Policyholders may select property damage coverages for specific peril groups, such as basic perils that include fire and allied lines, extended coverage and vandalism or broad form and special perils. Personal liability coverage insures policyholders against third party liability from accidents occurring on their premises or arising out of their operations or from their products. The farmowners policy contains a limited liability extension of pollution-type coverage for damages caused to third persons or their crops resulting from above-ground, off-premises contamination, such as overspray of fertilizers and pesticides.

HOMEOWNERS POLICY. Homeowners insurance is a multi-peril policy providing property and liability coverages and optional inland marine coverage. The homeowners policy is sold to provide coverage for the insured's principal residence. OGGI offers ultra-preferred, preferred, and standard homeowner rating tiers. Homeowner coverages offered by OGGI do not differ significantly from industry standard.

BUSINESSOWNERS AND COMMERCIAL MULTI-PERIL

    BUSINESSOWNERS. Businessowners insurance provides property and liability coverages to small businesses within rural and suburban markets. This product is marketed primarily to six distinct groups: (i) apartment owners with relatively small property-based risks; (ii) condominium owners; (iii) landlords with dwelling properties of up to four family units; (iv) mercantile businessowners, such as florists, gift shops and antique dealers, with property-based risks;
(v) offices with owner and/or tenant occupancies; and (vi) religious institutions consisting of smaller, rural properties.

    COMMERCIAL MULTI-PERIL. Commercial multi-peril policies provide property and liability coverage to accounts that, because of their larger size, do not meet the eligibility requirements for the businessowners product. OGGI is working to increase market penetration for this product because it includes commercial liability risks that help to diversify exposures and lessen the impact of property losses on overall results. One such marketing initiative is the promotion of commercial multi-peril packages targeted to the following businesses: (i) food processing, (ii) retailing, (iii) manufacturing,
(iv) metal working, (v) offices, (vi) contractors, (vii) temporary employment agencies, and (viii) service operations. These packages are being written using existing policy forms and were chosen based on the experience of the underwriting staff and market opportunities available to existing agents. The packages are of a type generally written by larger companies and should permit OGGI to sell commercial packages as well as accompanying workers' compensation and commercial automobile coverages to larger accounts.

PERSONAL AUTOMOBILE. Personal automobile policies insure individuals against claims resulting from injury and property damage. OGGI offers ultra-preferred, preferred, and standard personal automobile rating tiers. Personal automobile coverages offered by OGGI do not differ significantly from industry standard. OGGI continues to focus on personal automobile growth opportunities in an effort to increase casualty premiums and diversify the existing personal lines book.

COMMERCIAL AUTOMOBILE. Commercial automobile policies are generally marketed in conjunction with farmowners, businessowners or commercial multi-peril policies. Commercial automobile had been one of OGGI's lower volume products; however, the growth rate during 1999 and 1998 has increased as a result of our ability to write larger accounts and increased commercial multi-peril writings.

WORKERS' COMPENSATION. Workers' compensation policies are generally issued in conjunction with farmowners policies, businessowners policies or other commercial packages. However, stand-alone workers' compensation policies are also written.

FIRE, ALLIED, INLAND MARINE. Fire and allied lines insurance generally covers fire, lightning and extended coverage. Inland marine coverage insures merchandise or cargo in transit and business and personal property. Fire, allied and inland marine insurance coverages are offered either as endorsements available under other insurance products, or on a stand alone basis.

OTHER LIABILITY

    UMBRELLA LIABILITY. Commercial and personal line excess liability policies are offered to cover business, farm and personal liabilities in excess of amounts covered under farmowners, homeowners, businessowners, commercial multi-peril and automobile policies. Such policies are available generally with limits of $1 million to $5 million. Excess liability policies are generally not marketed to individuals and farmowners unless OGGI also writes an underlying liability policy. However, excess liability coverage may be written for commercial accounts without all underlying liability coverages.

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

TITLE. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events and not unforeseen future events. Title operations also generate fees from related services such as title abstracts, binder preparations and escrow closings.

MARKETING

    OGGI markets its property and casualty insurance products in Pennsylvania, Maryland and Delaware through independent agencies. These agencies collectively employ a force of approximately 3,500 agents. Most of the agents represent multiple carriers and are established residents of the rural and suburban communities in which they operate. OGGI's agents generally market and write the full range of OGGI's products. OGGI considers their relationships with agents to be excellent. As of December 31, 1999, no agency accounted for more than 5% of direct premiums written.

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

    OGGI introduced a new agency compensation system effective January 1, 1999, which better compensates those agents whose historical profitability, size and ability to grow has been superior. Each agent has been assigned a tier (1-4) which is indicative of their historical results, current size and future potential. Each agent's compensation, regardless of tier, will then have a fixed base component plus an ability to earn a bonus commission depending on profitability. Those agents which are ranked higher will receive a higher base and the opportunity to earn a higher bonus commission. OGGI believes that the new compensation system is a tool that will enable better planning, organization and control of agency resources and compensate those agents that are able to contribute to our corporate-wide goals.

    Independent agencies are supervised and supported by agent representatives, who are employees of OGGI and who have principal responsibility for recruiting agencies and training new agents. To support its marketing efforts, OGGI develops and produces print and radio advertising and hold seminars for agents. Agencies are then able to purchase advertising (using prepared materials) in local markets. OGGI and agent representatives conduct training programs that provide both technical training about products and sales training on how to market insurance products.

    Computer software is provided to agencies that allow them to quote rates on homeowners, farmowners, businessowners and personal auto. In addition, a web page has been established on the Internet for the public that is periodically updated with pertinent information about OGGI and their products. OGGI now provides most agencies with the ability to share records, information and premium payments electronically which increases the efficiency of both OGGI and their agents.

    Revenues from title operations are generated from eleven directly, indirectly and/or partially owned and operated offices as well as an agency network of over 100 agents. The majority of these revenues are generated in Virginia and Ohio. The sales and marketing efforts for title operations are generally targeted at the residential housing and commercial real estate markets.

UNDERWRITING

    OGGI seeks to write property and casualty business by evaluating each risk with consistently applied standards. OGGI maintains information on all aspects of their business that is regularly reviewed to determine product line profitability. OGGI's underwriters generally specialize in personal, commercial or agri-business.

    Specific information is monitored with regard to individual insureds that is used to assist in making decisions about policy renewals or modifications. Risk inspections, motor vehicle reports, loss reports, and credit reports are typically ordered to underwrite applicants. OGGI's underwriters have an average of over 15 years of experience as underwriters. OGGI believes their extensive knowledge of local markets is a key underwriting advantage.

    The independent agents have the authority to sell and bind insurance coverages in accordance with pre-established guidelines. Audit procedures are currently in development to assure agency and company underwriter guideline compliance.

    OGGI relies on information provided by their independent agents, who, subject to certain guidelines, also act as field underwriters and pre-screen policy applicants. Agents' underwriting results are monitored and agents with historically poor loss ratios are placed on rehabilitation until more profitable underwriting results were achieved, or if rehabilitation is unsuccessful, the relationship is terminated.

CLAIMS

    PROPERTY AND CASUALTY. Claims on property and casualty insurance policies written by OGGI are usually investigated and settled by one of OGGI's staff claims representatives who work in teams led by a team leader. Team leaders report to the vice president of claims. OGGI's claims philosophy emphasizes timely investigation, evaluation and fair settlement of claims, while maintaining adequate case reserves and controlling claim adjustment expenses. The claims philosophy is designed to support marketing efforts by providing prompt service and making the claims process a positive experience for agents and policyholders.

    Claims settlement authority levels are established for each representative and team leader based upon their level of experience. Claims are typically reported by the agents or insureds. Multi-line teams exist to handle all claims. Subrogation recovery is centralized in the Lancaster, Pennsylvania office. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims. OGGI engages independent appraisers and adjusters to evaluate and settle claims as claims volume or specialized needs require.

    OGGI attempts to minimize claims costs by encouraging the use of alternative dispute resolution procedures. Litigated claims are assigned to outside counsel, who then work closely as a team with a staff claims representative. OGGI has a panel of law firms carefully selected for their insurance defense expertise. Billing is on a flat fee basis as negotiated with the individual firm. These fees are tracked quarterly to assure fairness to both parties.

    TITLE. Southern's General Counsel at the home office in Richmond, Virginia is responsible for the administration, investigation and supervision of title insurance claims. Title insurance claims generally involve a challenge to the condition of title of real estate, a defect in the title to real estate or the status and priority of a lien on real estate. Claims are usually reported by the insured or the issuing agent.

    Claims are acknowledged, investigated and evaluated in order to determine the appropriate and proper course of action and to maintain the proper and adequate reserves. Investigation of real estate title data may be conducted by staff and/or by outside personnel.

    In order to defend or protect the interests of the insured, litigation may be implemented. In the event of litigation, outside counsel is retained to act on behalf of the insured. Litigation strategy is coordinated with General Counsel. Recovery and subrogation efforts are also administered and supervised by General Counsel.

    Claims and related activity, including reserves, are reported to and periodically reviewed by General Counsel and the President/Chief Executive Officer.

REINSURANCE

    PROPERTY AND CASUALTY. Consistent with insurance industry practice, OGGI reinsures a portion of their exposure and pays to its reinsurers a portion of the premiums received on all policies reinsured. Insurance is ceded principally to reduce net liability on individual risks, to mitigate the effect of individual loss occurrences (including catastrophic losses), to stabilize underwriting results and to increase underwriting capacity.

    Reinsurance can be facultative or treaty reinsurance. Under facultative reinsurance, each risk or portion of a risk is reinsured individually. Under treaty reinsurance, an agreed-upon portion of business written is automatically reinsured. Treaty reinsurance can be further defined as quota share or excess of loss reinsurance. Under quota share reinsurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums less a ceding commission, and in turn will recover from the reinsurer the reinsurer's share of all losses and loss adjustment expenses incurred on those risks. Quota share reinsurance is used to moderate the adverse impact of underwriting losses to the ceding company but also decreases underwriting profits which would otherwise be retained by the ceding company. Under excess reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded. OGGI places its reinsurance directly or through the use of brokers.

    OGGI determines the amount and scope of reinsurance coverage to purchase each year based upon their evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. In 1999, 1998 and 1997, OGGI ceded property and casualty earned premiums of $4.1 million, $18.4 million and $24.8 million, respectively.

    OGGI's reinsurance arrangements are placed with non-affiliated reinsurers, principally American Re-Insurance Company (American Re), and are generally renegotiated annually. Coverages described herein are generally for 1999.

    Except for certain excluded classes of property and losses due to flood, the largest exposure retained by OGGI on any one individual property risk is $500,000. Individual property risks in excess of $500,000 are covered on an excess of loss basis up to $2.0 million per risk pursuant to reinsurance agreements with American Re.

    For 1999, individual casualty risks for most lines of business, including umbrella liability, that were in excess of $500,000 were covered on an excess of loss basis up to $2.0 million per occurrence pursuant to reinsurance agreements with American Re. In addition, casualty losses arising from workers' compensation claims were reinsured on a per occurrence and per person basis by various reinsurers up to $10.0 million. Umbrella liability losses were reinsured by American Re on a 100% quota share basis in excess of $2.0 million up to $5.0 million.

    Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. For 1999, OGGI purchased three layers of catastrophic property reinsurance which reinsured 100% of losses over $3.5 million up to a maximum of $31.5 million per occurrence. Until January 1, 1999, OGGI also had an underlying catastrophe and aggregate excess of loss reinsurance agreement with American Re designed to protect against multiple events each of which was below the $3.5 million retention under the primary catastrophe reinsurance. Under this agreement, losses were reinsured to the extent of (A) aggregate net losses exceeding a 75% loss ratio in any accident year up to the lesser of a 78.33% loss ratio or $5.0 million, and (B) 100% of losses in excess of $5.0 million for winter storm losses during specified periods, up to a maximum of $5.0 million.

    OGGI also maintained a quota share reinsurance agreement with American Re for the benefit of all of its insurance subsidiaries except First Delaware, New Castle and Southern. Effective January 1, 1998 the quota share reinsurance agreement with American Re is in a "run-off" basis whereby new or renewal policies in 1998 are no longer covered by the agreement. Under the terms of this agreement, a percentage of the liability (15% in 1997 and 20% in 1996) remaining after cessions of excess and catastrophic risks through other reinsurance contracts was ceded to American Re. The result of the quota share agreement was a pro rata sharing of risk with American Re. This agreement protected surplus from high frequency and low severity type losses. Reinsurance premiums due American Re on the quota share agreement were reduced by a ceding allowance equal to a percentage (30% in 1997 and 35% in 1996) of the reinsurance premium.

    The insolvency or inability of any reinsurer to meet its obligations could have a material adverse effect on the results of operations or financial condition of OGGI. American Re is OGGI's major reinsurer. American Re is rated A++ (superior) by A.M. Best. The A++ rating is the highest of A.M. Best's fifteen ratings. In 1999, 1998 and 1997, OGGI paid reinsurance premiums of approximately $1.2 million, $10.4 million and $18.2 million, respectively, to American Re. OGGI monitors the solvency of reinsurers through regular review of their financial statements and A.M. Best ratings. OGGI has not experienced significant difficulties collecting amounts due from reinsurers.

    TITLE. Southern enters into reinsurance agreements for the same business reasons as property and casualty insurers--to diversify risk and limit exposure. Currently, Southern limits its exposures through reinsurance below the $4.2 million limit imposed by statute, a calculation based on surplus. Southern remains liable to the insured for the total risk, whether or not the reinsurer meets its obligation.

    At December 31, 1999, Southern ceded all of its reinsurance liability to one carrier, Fidelity National Title Insurance Company of New York. Under this agreement, Southern has reinsured all single policy risks in excess of $500,000. For the year ended December 31, 1999, Southern ceded earned premiums of $208,000.

LOSSES AND LAE LIABILITIES

    PROPERTY AND CASUALTY. Insurance companies are required by applicable insurance laws and regulations to maintain liabilities for payment of losses and loss adjustment expenses (LAE) for both reported claims and for claims incurred but not reported (IBNR), arising from the policies they have issued. These laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of the liabilities involves actuarial and statistical projections of what is expected to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing legal theories of liability.

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

    When a claim is reported to OGGI, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the adjustor regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by OGGI's claims staff as more information becomes available. It is OGGI's policy to settle each claim as expeditiously as possible.

    The OGGI maintains IBNR reserves to provide for future reporting of already incurred claims and developments on reported claims. The IBNR reserve is determined by estimating OGGI's ultimate net liability for both reported and IBNR claims and then subtracting the case reserves for reported claims.

    TITLE. The insured risk or "face amount" of insurance under a title insurance policy is generally equal to either the purchase price of the property or the amount of the loan secured by the property. The insurer is also responsible for the cost of defending claims against the insured title. The insurer's actual exposure at any time is significantly less than the total face amount of policies in force because the risk on an owner's policy is often reduced over time as a result of subsequent transfers of the property and the reissuance of title insurance by other title insurance underwriters. In addition, the coverage of the lender's policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, it is not practical to ascertain the total contingent liability of a title underwriter on outstanding policies.

    In the ordinary course of business, Southern represents and defends the interests of their insureds and provides on its books for estimated losses and loss adjustment expenses. In recent years, the cost of defending policy claims has increased. Title insurers are also sometimes subject to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims may exceed the stated liability limits of the policies involved.

    Liabilities for estimated losses and loss adjustment expenses are accrued when premium revenues are recognized and are based upon historical and anticipated loss experience. The resulting liability reflects estimates of net costs to settle all reported claims and claims incurred but not yet reported. Loss reserve calculations are based on annual reviews of the actual paid claims experience. Reserves for IBNR are estimated using actuarial methods.

    Quarterly, OGGI computes its estimated ultimate liability using principles and procedures applicable to the lines of business written. Such liabilities are also considered annually by OGGI's independent auditors in connection with their audit of OGGI's consolidated financial statements. However, because the establishment of these liabilities is an inherently uncertain process, there can be no assurance that ultimate losses will not exceed the estimated losses. Adjustments in aggregate liabilities, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, OGGI submits to the various jurisdictions in which they are licensed a statement of opinion by its appointed actuary concerning the adequacy of statutory liabilities. The results of these actuarial studies have consistently indicated that the liabilities are adequate. Management does not believe that OGGI is subject to any material potential asbestos or environmental liability claims.

    The following table shows the development of the liabilities for losses and LAE from 1989 through 1999 for OGGI. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                                 YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                    1989       1990       1991       1992       1993       1994       1995       1996
                                  --------   --------   --------   --------   --------   --------   --------   --------
Laibility for unpaid Losses and
  LAE net of reinsurance
  recoverable...................  $22,404    $25,477    $29,291    $34,895    $36,882    $32,810    $36,091    $34,515
Acquisitions....................       --         --         --         --         --         --         --        668
Adjusted liability..............  $22,404    $25,477    $29,291    $34,895    $36,882    $32,810    $36,091    $35,183
  Cumulative amount of liability
  paid through:
  One year later................  $10,425    $10,713    $10,867    $14,126    $15,386    $17,468    $16,289    $14,704
  Two years later...............   13,770     14,904     16,318     20,871     22,331     22,959     22,314     21,182
  Three years later.............   16,098     18,438     20,368     24,346     25,109     26,788     25,718     24,707
  Four years later..............   17,793     20,987     22,588     24,422     27,562     28,625     28,080
  Five years later..............   19,293     21,947     23,274     25,675     28,563     29,543
  Six years later...............   19,786     22,270     24,035     25,984     29,104
  Seven years later.............   20,112     22,753     24,251     26,247
  Eight years later.............   20,353     22,921     24,356
  Nine years later..............   20,454     22,986
  Ten years later...............   20,496
  Liability re-estimated as of:
  One year later................  $22,120    $25,094    $28,404    $32,099    $31,363    $35,252    $36,648    $30,840
  Two years later...............   22,060     25,117     28,052     28,821     32,503     34,000     31,705     29,992
  Three years later.............   21,416     25,008     26,143     28,165     31,375     32,134     30,868     28,911
  Four years later..............   21,696     23,809     25,467     27,740     30,637     31,552     30,525
  Five years later..............   20,969     23,781     25,153     27,036     30,200     31,245
  Six years later...............   20,911     23,488     24,757     26,906     30,168
  Seven years later.............   20,895     23,255     24,665     27,022
  Eight years later.............   20,639     23,201     24,803
  Nine years later..............   20,593     23,330
  Ten years later...............   20,768
  Cumulative total redundancy
  (deficiency)..................  $ 1,636    $ 2,147    $ 4,488    $ 7,873    $ 6,714    $ 1,565    $ 5,566    $ 6,272
  Gross liability end of year...                                              $59,057    $51,309    $52,091    $57,565
Reinsurance recoverables........                                               22,175     18,499     16,000     22,382
Net liability, end of year......                                               36,882     32,810     36,091     35,183
  Gross re-estimated
  liability.....................                                              $45,829    $47,209    $43,260    $45,542
Re-estimated reinsurance
  recoverables..................                                               15,661     15,964     12,735     16,631
Net re-estimated liability......                                               30,168     31,245     30,525     28,911

                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                    1997       1998       1999
                                  --------   --------   --------
Laibility for unpaid Losses and
  LAE net of reinsurance
  recoverable...................  $31,717    $31,681    $43,649
Acquisitions....................      747      1,491         --
Adjusted liability..............  $32,464    $33,172    $43,649

  Cumulative amount of liability
  paid through:
  One year later................  $14,915    $15,898    $    --
  Two years later...............   20,921
  Three years later.............
  Four years later..............
  Five years later..............
  Six years later...............
  Seven years later.............
  Eight years later.............
  Nine years later..............
  Ten years later...............

  Liability re-estimated as of:
  One year later................  $30,207    $30,414    $    --
  Two years later...............   27,823
  Three years later.............
  Four years later..............
  Five years later..............
  Six years later...............
  Seven years later.............
  Eight years later.............
  Nine years later..............
  Ten years later...............

  Cumulative total redundancy
  (deficiency)..................  $ 4,641    $ 2,758    $    --

  Gross liability end of year...  $51,172    $54,199    $55,697
Reinsurance recoverables........   18,708     21,027     12,048
Net liability, end of year......   32,464     33,172     43,649

  Gross re-estimated
  liability.....................  $41,519    $43,793    $    --
Re-estimated reinsurance
  recoverables..................   13,696     13,379         --
Net re-estimated liability......   27,823     30,414         --

    The following table is derived from the preceding table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1999. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident year(s).

                                EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS
                                INCREASE (DECREASE) IN RESERVES FOR CALENDAR YEAR
                                ----------------------------------------------
                                1990   1991   1992    1993     1994     1995
                                -----  -----  -----  -------  -------  -------
Accident Year
    1989......................  $(284) $ (60) $(644) $   280  $  (727) $   (58)
    1990......................          (323)   667     (389)    (472)      30
    1991......................                 (910)    (243)    (710)    (648)
    1992......................                        (2,444)  (1,369)      20
    1993......................                                 (2,241)   1,796
    1994......................                                           1,302
    1995......................
    1996......................
    1997......................
    1998......................
Total.........................  $(284) $(383) $(887) $(2,796) $(5,519) $ 2,442

                                                                     CUMULATIVE
                                                                     DEFICIENCY
                                                                    (REDUNDANCY)
                              EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS
                              INCREASE (DECREASE) IN RESERVES FOR CALENDAR YEAR
                                ----------------------------------    FOR EACH
                                 1996    1997     1998      1999    ACCIDENT YEAR
                                ------  -------  -------  --------  -------------
Accident Year
    1989......................  $  (16) $  (256) $   (46) $    175    $ (1,636)
    1990......................    (277)      23       (8)      (46)       (795)
    1991......................     (21)    (163)     (38)        9      (2,724)
    1992......................    (111)    (308)     (38)      (22)     (4,272)
    1993......................    (703)     (34)    (307)     (148)     (1,637)
    1994......................    (124)  (1,128)    (145)     (275)       (370)
    1995......................   1,809   (3,077)    (255)      (36)     (1,559)
    1996......................              600      (11)     (738)       (149)
    1997......................                    (1,409)   (1,303)     (2,712)
    1998......................                                (374)       (374)
Total.........................  $  557  $(4,343) $(2,257) $ (2,758)   $(16,228)

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

    The average duration of OGGI's fixed maturity investments, as of December 31, 1999, was approximately 3.8 years. The market value of OGGI's investments may fluctuate significantly in response to changes in interest rates. In addition, OGGI may experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

FINANCIAL RATING

    PROPERTY AND CASUALTY. A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-" (Excellent) rating (its fourth highest rating category out of 15 categories) to Old Guard, Old Guard Fire, First Patriot and New Castle as a group. In addition, First Delaware has received an "A-" rating from A.M. Best. A.M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" and "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not reduce the current rating in the future.

    TITLE.  Southern is currently rated "A Prime" (Unsurpassed) by
Demotech, Inc., an independent financial analysis firm which routinely rates title insurance underwriters. The Financial Stability Rating represents the opinion of Demotech, Inc. of the insurance company's ability to meet its financial obligations in the near future.

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

    In addition to price, competition in the lines of business written by OGGI is based on quality of the products, quality and speed of service, financial strength, ratings, distribution systems and technical expertise. Management believes that OGGI's commonly recognized partnerships with quality professional independent insurance agents have provided it with significant growth opportunities. Many independent insurance agents have recognized the value of partnering with a regional insurance carrier providing consistent management, effective technology resources, and outstanding personal customer service.

    The title insurance business is also very competitive. Competition is based primarily on price, service, and expertise. Competition within the title insurance industry has increased as new local and regional title insurance operations as well as national companies are vying for market share. Title insurance underwriters also compete for agents on the basis of service and commission levels.

REGULATION

    Insurance companies (both property and casualty and title) are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relates to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

    Examinations are conducted by the insurance department of the state of domicile every three to five years. The last examinations of Old Guard, Old Guard Fire, First Patriot, First Delaware and New Castle were as of
December 31, 1996. The last examination of Southern Title Insurance Corporation was as of December 31, 1997. These examinations did not result in any material adjustments to the financial position of any of the companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of the companies.

    In addition to state-imposed insurance laws and regulations, the NAIC has adopted risk-based capital (RBC) requirements that require property and casualty insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The NAIC has not adopted similar requirements for title companies. Under the formula, a company first determines its Authorized Control Level risk-based capital (ACL) by taking into account (i) the risk with respect to the insurer's assets;
(ii) the risk of adverse insurance experience with respect to the insurer's liabilities and obligations, (iii) the interest rate risk with respect to the insurer's business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company's "Total Adjusted Capital" is the sum of statutory capital and surplus and such other items as the RBC instructions may provide. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies.

    The requirements provide for four different levels of regulatory attention. The "Company Action Level" is triggered if a company's Total Adjusted Capital is less than 2.0 times its ACL but greater than or equal to 1.5 times its ACL. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve the capital position. The "Regulatory Action Level" is triggered if a company's Total Adjusted Capital is less than 1.5 times but greater than or equal to 1.0 times its ACL. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's Total Adjusted Capital is less than 1.0 times but greater than or equal to 0.7 times its ACL, and the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's Total Adjusted Capital is less than 0.7 times its ACL, and the regulatory authority is mandated to place the company under its control. OGGI's property and casualty insurance subsidiaries have never failed to exceed the required levels of capital. However, there can be no assurance that the capital requirements will not increase in the future.

    The NAIC has also developed a set of eleven financial ratios, referred to as the Insurance Regulatory Information System (IRIS), for use by state insurance regulators in monitoring the financial condition of property and casualty insurance companies. The NAIC has established an acceptable range of values for each of the eleven IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. During the last three years, each of OGGI's insurance subsidiaries have reported results outside the acceptable range for certain IRIS tests, but none reported four or more IRIS ratios outside the acceptable range.

    The states in which OGGI's property and casualty insurance companies do business (Pennsylvania, Maryland and Delaware), have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Each of OGGI's insurance subsidiaries makes accruals for their portion of assessments related to such insolvencies when notified of assessments by the guaranty associations. During 1998 OGGI was notified of two large medical malpractice insurance company insolvencies. Based upon current estimates of the costs of these insolvencies, OGGI expects to be assessed the maximum allowable by law (2% of subject premiums in Pennsylvania) for up to five years. OGGI has incurred charges of $1.1 million in 1999 and $2.0 million in 1998 (based upon both 1997 and 1998 premiums) related to these insolvencies and expects to incur additional charges of approximately $1.2 million per year based upon current premium volume until these insolvencies are fully funded.

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

    All transactions within the holding company system affecting OGGI and its subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. In addition, the Pennsylvania Insurance Department's (Department) approval of the Conversion prohibited OGGI from paying any dividends or making other distributions to shareholders
(i) other than from earnings of Old Guard, Old Guard Fire and First Patriot or
(ii) in excess of $500,000 per year for a period of three years following the Conversion (February 11, 2000) without the approval of the Department. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

OTHER SUBSIDIARIES

    As of December 31, 1999, OGGI owns all the capital stock of OGIM, a Pennsylvania corporation. OGIM is a management company that employs and pays employees of Old Guard, Old Guard Fire, First Patriot and New Castle. OGIM derives all its revenues from management agreements with OGGI and its subsidiaries. OGGI also owns 2929 Service Corporation (2929), a licensed insurance agency that distributes products of OGGI to customers whose agents are no longer in business or no longer an agent for OGGI. Also, 2929 provides access to additional markets, such as high value dwellings and livestock mortality, through other insurance carriers which OGGI's agents are not otherwise able to access.

    As noted previously, OGGI completed its acquisition of Investors Southern Corporation (Investors Southern) on March 5, 1999. Investors Southern's principal subsidiary, Southern Title Insurance Corporation (Southern Title), is a title insurance underwriter doing business in Virginia, North Carolina, Ohio and Pennsylvania. In addition to Southern Title, Investors Southern owns the following subsidiaries:

        Southern Title Agency Corporation--A title insurance agency producing business for two national title insurance companies.

        Southern Abstractors Corporation--Performs title examinations and abstracts which involve the researching of court and other land records to find the status of title to a particular property.

        Glasgow Enterprises Corp.--Maintains title agency joint ventures with various partners. The joint ventures and the percentage of ownership are as follows:

Ashburn Title Services, L.C.................................  55%
Benchmark Title, LLC........................................  51%
Cirrus Title, LLC...........................................  51%
Express Title Services, LLC.................................  51%
Southern Title of Ohio, Inc.................................  75%
Southern Title of Ohio, Limited.............................  75%
Southern Title of the Peninsula, LLC........................  70%
Southern Title of North Carolina, LLC.......................  70%
Southern Agency, LC.........................................  70%
Southern Title of Roanoke, LLC..............................  33%
TBD Settlement LLC..........................................  50%
Vanguard Title and Escrow, LLC..............................  55%

Southern Title Services, Inc. is a subsidiary of Southern Title that provides special title insurance and real estate transaction accommodation functions, such as exchanger in like kind exchanges and mechanics' lien agent for construction loans in Virginia.

EMPLOYEES

    As of December 31, 1999, the total number of full-time equivalent employees of OGGI and its subsidiaries was 366. None of these employees are covered by a collective bargaining agreement and OGGI believes that employee relations are good.

ITEM 2. PROPERTIES

    OGGI's main offices are located at 2929 Lititz Pike, Lancaster, Pennsylvania in a 33,000 square foot facility owned by Old Guard. First Delaware and New Castle jointly occupy 6,750 square feet of leased office space in Smyrna, Delaware.

    On February 21, 1997 OGGI purchased a 21,500 square foot facility situated on 8 acres of land adjacent to OGGI's headquarters. The purchase price was $1.1 million. The parcel of land allowed for the expansion of an additional 59,000 square foot facility. This expansion was begun in late 1997 and was completed in the fall of 1998. As of December 31, 1999, OGGI has approximately 27,800 square feet available for rent to tenants of which approximately 14,500 square feet is leased or under commitment to be leased.

    Southern owns 5,716 square feet of land and a two-story office building containing 3,842 square feet occupied by the Charlottesville, Virginia branch office. Southern leases additional space in six other locations for its branch and home office operations. All of these leases are classified as operating leases and have terms that expire in the next seven years.

    Old Guard Fire's 25,000 square foot office facility near the main office at 147 West Airport Road in Lancaster was sold on July 30, 1999 for $1,394,011. A gain of $210,507 was realized on the sale.

ITEM 3. LEGAL PROCEEDINGS

    On February 10, 1997, OGGI, Old Guard, Old Guard Fire, First Patriot (the Insurance Companies) and each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States District Court for the Eastern District of Pennsylvania by four policyholders. The lawsuit arises from the conversion of the Insurance Companies from mutual to stock companies pursuant to the Pennsylvania Mutual to Stock Conversion Act (the "Act"). By filing the class action portion of the lawsuit, these four policyholders purport to represent all policyholders of the Insurance Companies at the time of Conversion.

    Under the Act, converting insurance companies are not required to make a pro rata distribution of surplus to policyholders upon conversion. The amended complaint alleges that the Insurance Companies' conversion was accomplished in violation of the plaintiffs' state and federal constitutional rights, and that the defendant directors unanimously approved the Joint Plan of Conversion (the "Plan") knowing that it was unfair and prejudicial to policyholders, in violation of the Act. The amended complaint also alleges claims under the common law of Pennsylvania for inadequate and misleading proxy statement and other related claims. The amended complaint includes derivative claims against the directors of the Insurance Companies, purportedly on behalf of the Insurance Companies, alleging breach of the fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which were contemplated by the Plan. The stock-based compensation plans are expressly permitted by the Act, were approved by the Department, and have subsequently been approved by shareholders. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate. OGGI has filed an answer to the amended complaint denying all of the material allegations made against defendants and asserting certain affirmative defenses.

    OGGI, the Insurance Companies, and the individual defendants filed a motion to dismiss the complaint in May 1997. In December 1997, the Court granted the motion with respect to two of the constitutional counts and denied the motion with respect to the remaining nine counts, including five of the constitutional claims.

    On January 15, 1998, the plaintiffs filed a motion for class certification. On September 30, 1998, the Court granted the motion, appointing plaintiffs as class representatives and certifying the class as all policyholders of the Insurance Companies as of February 7, 1997.

    OGGI, the Insurance Companies, and the individual defendants filed a motion for summary judgment with respect to the remaining federal constitutional claims on July 13, 1998. On March 5, 1999, the Court granted the motion with respect to the two remaining counts under the U.S. Constitution and retained supplemental jurisdiction over the remaining state law claims. Those claims essentially allege that the proxy statement sent to policyholders omitted material facts and was inadequate and misleading. It is also asserted that the director-defendants violated their fiduciary obligations by wasting corporate assets and through self-dealing. OGGI and the directors have denied these claims.

    OGGI has filed a motion for summary judgment on all remaining claims. The issues relating to that motion have been fully briefed, but no hearing has yet been scheduled. Discovery is concluded, but no trial date has been set.

    If the plaintiffs prevail in the above litigation, the remedy a court would grant or the amount of damages it might award is uncertain. A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the violation, the relative harm to the parties, and the public interest. In some cases, relief is applied on a prospective basis only; in other cases, relief is applied on a retroactive basis. No prediction can be made concerning the remedy a court would fashion or the amount of damages it might award. However, two of the more far-reaching possibilities include:

    - A requirement that OGGI pay all purchasers of common stock, either on a mandatory basis or at the election of the purchaser, as damages or otherwise, (i) the purchase price paid per share of common stock acquired in the subscription offering, plus interest, (ii) the market value per share of common stock acquired, or (iii) the greater of (i) or (ii), less, in each case, any proceeds received by such purchaser from the sale of the common stock. No assurance can be given that OGGI would have sufficient funds at that time to honor any such obligation; or

    - OGGI could be required to pay or distribute to all or some policyholders of the Insurance Companies, either on a mandatory basis or at the election of the policyholders, an amount equal to the statutory surplus of the Insurance Companies as of the date of the subscription offering as damages or otherwise. Such distribution could be required to be made in cash, common stock or other debt or equity securities. No assurance can be given that OGGI would have sufficient funds, or the capacity to borrow sufficient funds, at that time to honor any such obligation. Any required distribution of common stock or other equity securities would materially dilute the interests of existing shareholders.

    In the event that obligations under any remedy imposed by the court could not be honored, Old Guard Group, Inc. could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    OGGI's common stock commenced trading on the Nasdaq Stock Market under the symbol OGGI on February 18, 1997. Prior to that date, no shares of common stock were issued or outstanding. As of March 15, 1999, OGGI had approximately 2800 shareholders of record. The table below sets forth for the periods indicated the amount of dividends declared per share and the quarterly ranges of high and low bid prices for the common stock as reported by Nasdaq and does not reflect mark-ups, mark-downs or commissions.

                                                                                      CASH
                                                                                    DIVIDENDS
1999                                                            HIGH       LOW      DECLARED
----                                                          --------   --------   ---------
First Quarter...............................................   $14.25     $11.50      $.05
Second Quarter..............................................    13.88      11.88        --
Third Quarter...............................................    14.00      11.25       .05
Fourth Quarter..............................................    13.63      10.50        --

                                                                                      CASH
                                                                                    DIVIDENDS
1998                                                            HIGH       LOW      DECLARED
----                                                          --------   --------   ---------
First Quarter...............................................   $19.75     $17.75      $.05
Second Quarter..............................................    21.61      17.00        --
Third Quarter...............................................    19.75      14.75       .05
Fourth Quarter..............................................    16.38      13.38        --

    Subsequent to December 31, 1999, the Board declared a $.05 per share dividend payable on March 15, 2000.

    The payment of dividends is subject to determination and declaration by OGGI's Board of Directors. Any dividend policy of OGGI will depend upon the financial condition, results of operations and future prospects of OGGI. In addition, the Department's approval of the Conversion prohibits OGGI from paying any dividends or making other distributions to shareholders (i) other than from earnings of Old Guard, Old Guard Fire and First Patriot, or (ii) in excess of $500,000 per year for a period of three years following the Conversion
(February 11, 2000) without the prior approval of the Department. At present, OGGI intends to pay an annual dividend of $.10 per share. However, because OGGI does not have a significant source of income other than dividends from its subsidiaries and earnings from investment of the net proceeds of the Conversion retained by OGGI, the payment of dividends by OGGI will depend significantly upon receipt of dividends from its subsidiaries. OGGI's subsidiaries intend to pay dividends that, in the aggregate, will permit OGGI to pay an annual dividend of $.10 per share. No assurance can be given, however, that such dividends will be available to be paid by OGGI's insurance subsidiaries. See "Liquidity and Capital Resources."

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Statement of Income Data:
  Revenues:
    Direct and assumed premiums written...........  $121,950   $ 97,448   $ 87,936   $82,109    $78,946
                                                    --------   --------   --------   -------    -------
    Net premiums written..........................   118,170     83,926     66,064    47,692     67,115
                                                    --------   --------   --------   -------    -------
    Net premiums earned...........................   111,048     75,346     62,429    53,592     66,663
    Net investment income.........................     6,189      6,179      5,877     4,495      4,686
    Net realized investment gains.................     1,350      1,290      2,326     1,385      1,011
    Other revenue.................................     4,591      2,150        413       322        274
                                                    --------   --------   --------   -------    -------
      Total revenue:..............................   123,178     84,965     71,045    59,794     72,634
                                                    --------   --------   --------   -------    -------
  Losses and Expenses:
    Losses and LAE incurred.......................    70,790     48,395     38,514    44,359     50,509
    Other underwriting expenses...................    53,013     35,824     24,436    18,397     23,227
    Stock option compensation.....................        --         --      2,017        --         --
    Interest......................................       975        503        591       385        266
                                                    --------   --------   --------   -------    -------
      Total losses and expenses...................   124,778     84,722     65,558    63,141     74,002
                                                    --------   --------   --------   -------    -------
    Income (loss) before income tax (benefit) and
      minority interest...........................    (1,600)       243      5,487    (3,347)    (1,368)
    Income tax expense (benefit)..................      (710)       (90)     2,009    (1,427)      (684)
    Minority interest in income (loss) of
      consolidated subsidiary.....................       376         54         (7)       --         --
                                                    --------   --------   --------   -------    -------
    Net income (loss).............................  $ (1,266)  $    279   $  3,485   $(1,920)   $  (684)
                                                    ========   ========   ========   =======    =======
  Selected Balance Sheet Data (at period end):
    Total investments.............................  $124,692   $121,878   $118,123   $84,131    $92,335
    Total assets..................................   199,475    185,984    175,399   137,462    134,853
    Long-term debt................................    12,823      3,403         --     3,050      2,250
    ESOP liability................................     3,234      3,547      3,841        --         --
    Total liabilities and minority interest.......   128,844    108,208     96,744    98,451     93,956
    Total equity..................................  $ 70,631   $ 77,776   $ 78,654   $39,011    $40,897
  GAAP Ratios (Property and Casualty):
    Loss and LAE ratio............................     70.8%      64.2%      61.7%     82.8%      75.8%
    Underwriting expense ratio....................     38.4%      44.7%      38.5%     33.7%      34.4%
                                                    --------   --------   --------   -------    -------
    Combined ratio................................    109.2%     108.9%     100.2%    116.5%     110.2%
                                                    ========   ========   ========   =======    =======
  Statutory Data (Property and Casualty):
    Statutory combined ratio......................    109.1%     105.6%     101.7%    120.3%     107.9%
    Industry combined ratio--per A.M. Best........    107.5%     105.6%     101.6%    105.8%     106.4%
    Statutory surplus.............................  $ 49,472   $ 54,323   $ 51,691   $30,759    $32,249
    Ratio of annual statutory net premiums written
      to statutory surplus........................     2.2:1      1.5:1      1.3:1     1.6:1      2.2:1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    PREMIUMS.  Gross (direct plus assumed) premiums written increased
$24.5 million, or 25.1%, to $121.9 million in 1999 compared to $97.4 million in 1998. This increase in gross premiums written can be attributed partially to the acquisition of Southern which contributed $12.0 million of title insurance premiums. The remaining increase can be attributed to increases in direct premiums written for personal automobile (increased $7.3 million or 33.3%), commercial automobile (increased $1.4 million or 57.9%), commercial multi-peril (increased $1.8 million or 14.0%), and workers' compensation (increased
$2.8 million or 42.9%).   The significant increases in property and casualty
premiums resulted from sales incentives with agents which were designed to increase writings in casualty lines and to cross-sell business to existing insureds. OGGI also benefited from book rollovers as agents attempted to concentrate their existing business with fewer insurance companies and to better position themselves with OGGI and our tiered agency compensation system. Under the tiered agency compensation system, agents are more richly compensated for volume of business and historical profitability.

    Ceded premiums written decreased $9.8 million, or 72.0%, to $3.7 million in 1999 compared to $13.5 million in 1998. The decrease in ceded written premiums was attributable to changes in the reinsurance program as of January 1, 1999 including reductions in rates. Changes in the reinsurance program included elimination of the first layers of the property and casualty excess of loss reinsurance agreements which covered losses in excess of $150,000 up to $500,000. This layer of reinsurance required premium payments equal to losses incurred plus a load subject to a maximum and minimum premium. OGGI's experience had generally been such that the actual premium paid was within the minimum and maximum. As a result, OGGI's effective retention was already at $500,000. OGGI also eliminated its 95% quota share reinsurance agreement on the first
$1 million of umbrella liability coverage and included this risk in its casualty excess of loss reinsurance agreement. In addition, during the third quarter of 1999, OGGI commuted its aggregate excess of loss reinsurance agreement. This commutation resulted in the return of $579,000 of premium previously ceded under this agreement during 1999.

    Net premiums written increased $34.3 million, or 40.8%, in 1999 to $118.2 million from $83.9 million in 1998. For the same comparative periods, net premiums earned increased $35.7 million, or 47.4%, to $111.0 million from $75.3 million. The increase in net premiums written and earned were directly attributable to the effects of the changes instituted in OGGI's reinsurance program and increases in gross premiums written as previously discussed.

    NET INVESTMENT INCOME. Net investment income remained relatively constant in 1999 from 1998 while average cash and invested assets increased
$8.9 million, or 7.4%. The increase in average invested assets is primarily attributable to investments acquired in the acquisition of Southern effective January 1, 1999. For 1999, the yield on average cash and invested assets was 4.8% compared to 5.2% for 1998.

    NET REALIZED INVESTMENT GAINS. Net realized investment gains were $1,350,000 for 1999 compared to $1,290,000 in 1998, an increase of $60,000 or
4.7%.

    OTHER REVENUE. Other revenue increased $2.2 million, or 100%, in 1999 to $4.4 million from $2.2 million in 1998. Other revenue from Southern, primarily search, title exam, copy charges and escrow fees, accounted for an increase of $3.6 million. Offsetting the other revenue from Southern was a decrease in OGIM's management fee income from New Castle of $1.3 million. In 1998, management fee income from New Castle was included in consolidation until its conversion on October 1, 1998.

    LOSSES AND LOSS ADJUSTMENT EXPENSES. Net losses and loss adjustment expenses incurred increased by $22.4 million, or 46.3%, to $70.8 million in 1999 from $48.4 million in 1998. The increase in losses and loss adjustment expenses can be attributed to increases in net earned premium resulting from the changes in

OGGI's reinsurance program enumerated previously, growth, and increases in the loss and loss adjustment expense ratio for property and casualty operations. The loss and loss adjustment expense ratio for P&C operations was 70.8% versus 64.2% for the comparable periods in 1998. This increase is attributable to several large fire losses on commercial properties, a deterioration in results for personal automobile, and the aforementioned changes in reinsurance. The loss and loss adjustment expense ratio for title operations was 4.7%.

    UNDERWRITING EXPENSES. Underwriting expenses, which include amortization of deferred policy acquisition costs and operating expenses, increased
$17.2 million, or 48.0%, in 1999 to $53.0 million from $35.8 million in 1998. Excluding title operations, operating expenses increased $3.0 million, or 8.3% compared to 1998. Included in 1999 operating expenses is a $1.1 million charge for guaranty fund assessments related to the insolvencies of PIC Insurance Group, Inc. (PIC) and P.I.E. Mutual Insurance Company (P.I.E.) as compared to the $2.0 million charge included in 1998 operating expenses. During 1998 when assessments for PIC and P.I.E. first became estimable, OGGI recorded its share of these insolvencies for 1997 and 1998. Absent this charge, the increase in 1999 operating expenses is primarily attributable to an increase in commission expense related to the changes made to the agent incentive program and the resulting increase in gross earned premiums. The expense ratio for P&C operations was 38.4% for 1999 versus 44.7% for 1998. The reduction in the expense ratio can be attributed to increases in net premiums earned without commensurate increases in expenses.

    FEDERAL INCOME TAX BENEFIT. Federal income tax benefit as a percentage of pretax income or loss was 44.4% in 1999 compared to (37.3%) in 1998. The higher than expected effective tax rate in 1999 is attributable to income from minority interest earned by Southern which is not taxed. The unusual relationship of income tax benefit versus pretax income in 1998 is attributable to the low level of pretax income versus the magnitude of tax preference items (primarily tax exempt income and dividends received deduction) which do not vary with pretax income. In 1998, tax preference items were large enough to offset pretax income.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    PREMIUMS. Gross premiums written increased $9.5 million, or 10.8%, in 1998 compared to 1997. The increase in gross premiums written can be attributed primarily to the affiliation with New Castle which contributed $8.0 million of homeowners and personal auto premiums. Specifically, $1.4 million of the increase from New Castle is attributable to direct premiums written in the fourth quarter (subsequent to OGGI's acquisition of New Castle) with the remaining increase of $6.6 million attributable to the assumption, through reinsurance, of 100% of New Castle's business during the first nine months of 1998. The remaining increase can be attributed to increases in direct premiums written for personal and commercial automobile, farmowners business and workers' compensation offset by a decrease in fire, allied line, and inland marine business.

    Ceded premiums written decreased $8.3 million to $13.5 million in 1998 compared to 1997. The decrease in premiums ceded was directly attributable to the elimination of the 15% quota share reinsurance agreement with our primary reinsurer, American Re. This agreement was cancelled on a run-off basis whereby new or renewal policies in 1998 are no longer covered. Ceded premiums written under this agreement amounted to nil and $9.4 million for 1998 and 1997, respectively.

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

    NET INVESTMENT INCOME. Net investment income increased $303,000, or 5.2%, to $6.2 million in 1998 from $5.9 million in 1997 while average cash and invested assets increased $3.0 million, or 2.6%. In addition to the increase in average invested assets, investment income increased in 1998 because of $169,000 of distributions from limited partnerships which did not make distributions in 1997. For 1998, the yield on average cash and invested assets was 5.2% compared to 5.3% for 1997.

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

    OTHER REVENUE. Other revenue increased $1.7 million, or 419.8%, in 1998 to $2.1 million from $414,000 in 1997. This increase is attributable to increased management fees from Neffsville and New Castle.

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

    FEDERAL INCOME TAX EXPENSE (BENEFIT). Federal income tax expense (benefit) as a percentage of pre-tax income or loss was (37.3%) in 1998 compared to 36.6% in 1997. The unusual relationship of income tax benefit versus pretax income in 1998 is attributable to the low level of pretax income versus the magnitude of tax preference items (primarily tax exempt income and dividends received deduction) which do not vary with pretax income. In 1998, tax preference items were large enough to offset pretax income.

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

    OGGI's property and casualty subsidiaries have in place an unsecured line of credit with a financial institution under which they may borrow up to an aggregate of $1.5 million to fund claims in the event of catastrophic losses not covered under reinsurance. As of December 31, 1999 and 1998, no amounts were borrowed against these lines of credit. Under a separate $400,000 unsecured operating line of credit, Southern has borrowed $352,368 to meet its operating cash requirements.

    Net cash provided by operating activities was $11.9 million, $5.1 million and $4.1 million during 1999, 1998, and 1997, respectively. The increase in cash flow from operating activities in 1999 can be attributed to the increase in net premiums written.

    In 1999, investing activities used cash of $7.2 million as OGGI funded the acquisition of Southern and invested surplus cash from operations. In 1998, investing activities used cash of $6.8 million primarily because of OGGI's home office expansion, which was completed in the fall of 1998, and the continued investments in technology. In 1997, investing activities used cash of $33.5 million primarily because of the investment of the net proceeds from the subscription offering and the costs of improvements to computer systems.

    In 1999, cash provided by financing activities was $3.3 million primarily as a result of OGGI obtaining a $6.0 million loan to help it finance its acquisition of Southern. The $6.0 million loan has a term of five years and an interest rate of LIBOR plus 1.5%. OGGI has entered into an interest rate swap agreement to fix the interest rate on the loan at 7.05%. During 1999, OGGI also borrowed $3.7 million, at LIBOR plus 1.5%, to fund the purchase of treasury stock. In 1998, cash used by financing activities was $2.4 million resulting from OGGI's purchase of treasury stock offset by mortgage financing obtained on OGGI's newly constructed office building. The $3.5 million mortgage requires principal payments over fifteen years and interest floating monthly at LIBOR plus 1.5%. OGGI converted $2.0 million of the mortgage to a fixed rate of 7.7% through the use of an interest rate swap. The $34.0 million provided by financing activities in 1997 was a direct result of OGGI's conversion.

    As a holding company, the principal source of liquidity for Old Guard
Group, Inc. will be dividend payments and other fees received from its subsidiaries. The Company's insurance subsidiaries are restricted by the insurance laws of the state of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the state regulatory authority. Generally, the maximum amount that may be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the insurance department cannot exceed the greater of 10% of the insurance company's statutory surplus as reported on the most recent annual statement filed, or the net income of the insurance company for the period covered by such annual statement.

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

YEAR 2000 ISSUE

    As a consequence of the programming convention which utilized a two-digit field rather than a four-digit field, certain information technology ("IT") systems and non-IT systems, such as equipment with embedded chips or microprocessors, required reprogramming or replacement to enable them to perform correctly date operations involving year 2000 or later ("Year 2000 Issue").

    With the assistance of outside consulting groups, OGGI began evaluating and reprogramming its IT systems to address the Year 2000 Issue in late 1995. OGGI's Year 2000 systems' program consisted of four phases: (i) identifying systems requiring remediation; (ii) assessing the requirements to remediate those systems; (iii) remediating those systems to make them Year 2000 ready by either modifying or replacing them; and (iv) testing the systems for Year 2000 readiness, including, where applicable, that they properly interface with third parties. Prior to the end of 1999, OGGI remediated and tested its IT systems that were determined to be critical to maintaining operations or the failure of which would result in significant costs or disruption of operation ("mission critical systems") and its non-IT systems. As of March 22, 2000, OGGI has not experienced any material disruptions to its business due to Year 2000 Issues with its mission critical systems or non-IT systems. The cost of OGGI's Year 2000 readiness work through December 31, 1999 was approximately $200,000.

    As of March 22, 2000, OGGI was not aware of any Year 2000 problems with third parties with which OGGI has a direct and material relationship.

    It is possible that OGGI's computerized systems could be affected in the future by the Year 2000 Issue. OGGI has numerous computerized interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their Year 2000 Issues. Systems failures resulting from these issues could cause significant disruptions to OGGI's operations. As of March 22, 2000, there do not appear to have been any such failures.

    Although there have been no apparent Year 2000 problems related to internal systems and third parties, OGGI may have underwriting exposure related to the Year 2000 Issue. Businesses materially damaged as a result of the Year 2000 Issue may attempt to recoup their losses by claiming coverage under various types of insurance policies underwritten by OGGI and by ceding companies to whom OGGI provides reinsurance. OGGI has attempted, whenever possible, to avoid or otherwise limit its potential Year 2000 exposure through it underwriting process. In the event that claims for Year 2000 Issues are asserted against OGGI, it is not possible to predict whether or not coverage could ultimately be found to exist by courts in various jurisdictions, or, if found, the effect thereof on OGGI. In addition, even if such coverage were found not to exist, which cannot be predicted, the costs of litigation could be material. In the absence of any claims experience at this time, such losses and costs are not currently reasonably estimable. As of March 22, 2000, OGGI has not received notice of any material claims from insureds based on the Year 2000 Issue.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A significant portion of the OGGI's assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. OGGI's primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long- term instruments. OGGI has established strategies, asset quality standards, asset allocations and other relevant criteria for its portfolio to manage its exposure to market risk. In addition, maturities are structured after projecting liability cash flows with actuarial models. OGGI currently has two derivative instruments outstanding, interest rate swaps on its long-term debt, which are used as hedges. All of OGGI's financial instruments are held for purposes other than trading. OGGI's portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

    Caution should be used in evaluating the OGGI's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 43.5% of total liabilities and reinsurance receivables on unpaid losses represent 6.0% of total assets).

    The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 1999, excluding insurance liabilities, reinsurance receivables on unpaid losses, and fixed income securities that are classified as "held-to-maturity" because such assets and liabilities are not carried at fair value, would have been as follows:

    - If interest rates had decreased by 100 basis points, the change in the fair value of OGGI's long-term debt or the related swap agreements would not be material to OGGI's financial position. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

    - If interest rates had increased by 100 basis points, there would have been an approximate $2.4 million net decrease in the fair value of OGGI's investment portfolio. The change in fair value was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

    - If the market prices of all equity securities decreased 10%, there would have been an approximate $2.3 million decrease in the fair value of OGGI's investment portfolio. Common equity securities at December 31, 1999 include $6.9 million which are managed under the value-style investment management approach and $9.5 million which are managed under a growth-style investment approach. Preferred equity securities at December 31, 1999 consist primarily of convertibles.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Old Guard Group, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Old Guard Group, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 2, 2000

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Investments:
  Fixed income securities
  Held to maturity, at amortized cost.......................  $ 35,128,390   $ 36,615,905
  Available for sale, at fair value.........................    62,142,865     59,249,118
  Preferred stocks, available for sale, at fair value.......     6,441,999      5,979,443
  Common stocks, available for sale, at fair value..........    16,437,575     15,620,659
  Other invested assets.....................................     4,541,644      4,412,378
                                                              ------------   ------------
      Total investments.....................................   124,692,473    121,877,503
Cash and cash equivalents...................................    14,092,314      6,121,983
Receivables:
  Premiums..................................................    14,556,771      9,354,449
  Reinsurance...............................................     8,992,729     15,138,801
  Investment income.........................................     1,343,594      1,194,031
  Affiliates................................................       444,521        479,989
Prepaid reinsurance premiums................................       419,842        983,630
Deferred policy acquisition costs...........................    11,306,258      9,423,124
Deferred income taxes.......................................     1,009,666             --
Property and equipment......................................    19,220,861     16,941,129
Goodwill....................................................       661,735        716,879
Other assets................................................     2,734,526      3,752,624
                                                              ------------   ------------
      Total assets..........................................  $199,475,290   $185,984,142
                                                              ============   ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Losses and loss adjustment expenses.......................  $ 55,697,390   $ 52,707,951
  Unearned premiums.........................................    46,371,346     39,812,585
  Accrued expenses..........................................     5,949,491      4,250,938
  Deferred income taxes.....................................            --        420,654
  Long-term debt............................................    12,822,562      3,402,778
  ESOP liability............................................     3,234,293      3,547,448
  Other liabilities.........................................     3,833,748      3,362,831
                                                              ------------   ------------
      Total liabilities.....................................   127,908,830    107,505,185
                                                              ------------   ------------
Minority Interest...........................................       935,675        703,220
Shareholders' Equity:
  Preferred stock (5,000,000 shares authorized:
    none issued and outstanding)............................            --             --
  Common stock (15,000,000 shares authorized; 4,257,327 and
    4,248,417 shares issued; 3,596,353 and 3,933,401 shares
    outstanding, no par)....................................    38,865,703     38,776,603
  Additional paid-in capital................................     4,212,021      4,370,606
  Deferred compensation.....................................    (4,778,432)    (5,330,718)
  Retained earnings.........................................    38,540,660     40,175,219
  Net unrealized investment gains, net of deferred income
    taxes...................................................     3,215,957      4,997,299
  Treasury stock, at cost (660,974 and 315,016 shares)......    (9,425,124)    (5,213,272)
                                                              ------------   ------------
      Total shareholders' equity............................    70,630,785     77,775,737
                                                              ------------   ------------
      Total liabilities and shareholders' equity............  $199,475,290   $185,984,142
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenue:
  Net premiums written................................  118,170,287   $83,925,644   $66,063,881
  Change in net unearned premiums.....................   (7,122,549)   (8,579,680)   (3,635,287)
                                                        -----------   -----------   -----------
  Net premiums earned.................................  111,047,738    75,345,964    62,428,594
  Investment income, net of expenses..................    6,189,098     6,179,394     5,876,708
  Net realized investment gains.......................    1,349,873     1,289,541     2,326,221
  Realized gain on sale of property...................      210,507            --            --
  Other revenue.......................................    4,381,077     2,149,885       413,636
                                                        -----------   -----------   -----------
      Total revenue...................................  123,178,293    84,964,784    71,045,159
                                                        -----------   -----------   -----------
Expenses:
  Losses and loss adjustment expenses incurred........   70,790,229    48,395,431    38,514,060
  Amortization of deferred policy acquisition costs...   24,348,107    20,857,284    16,398,006
  Operating expenses..................................   28,664,810    14,966,532     8,038,028
  Stock option compensation...........................           --            --     2,016,931
  Interest expense....................................      974,657       502,734       591,452
                                                        -----------   -----------   -----------
      Total expenses..................................  124,777,803    84,721,981    65,558,477
                                                        -----------   -----------   -----------
Income (loss) before income tax and minority
  interest............................................   (1,599,510)      242,803     5,486,682
Income tax expense (benefit)..........................     (709,794)      (90,570)    2,009,403
                                                        -----------   -----------   -----------
Income (loss) before minority interest................     (889,716)      333,373     3,477,279
Minority interest in gain (loss) of consolidated
  subsidiary..........................................      376,320        54,095        (7,287)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $(1,266,036)  $   279,278   $ 3,484,566
                                                        -----------   -----------   -----------
Other comprehensive income (loss), before tax:
  Unrealized holding gains (losses)...................   (1,336,163)    3,310,993     5,089,184
  Less: Reclassification adjustment for gains included
    in net income.....................................    1,349,873     1,600,259     2,326,221
                                                        -----------   -----------   -----------
Other comprehensive income (loss), before tax.........   (2,686,036)    1,710,734     2,762,963
Income tax expense (benefit) related to items of other
  comprehensive income................................     (904,694)      570,047       931,855
                                                        -----------   -----------   -----------
Other comprehensive income (loss), net of tax.........   (1,781,342)    1,140,687     1,831,108
                                                        -----------   -----------   -----------
Comprehensive income (loss)...........................  $(3,047,378)  $ 1,419,965   $ 5,315,674
                                                        ===========   ===========   ===========
Earnings (loss) per share:
  Basic...............................................        (0.36)          .08           .92
  Diluted.............................................        (0.36)          .07           .91

   The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                        NET UNREALIZED
                                       COMMON STOCK         ADDITIONAL                                 INVESTMENT GAINS,
                                  -----------------------     PAID-IN       DEFERRED      RETAINED      NET OF DEFERRED
                                   SHARES       AMOUNT        CAPITAL     COMPENSATION    EARNINGS       INCOME TAXES
                                  ---------   -----------   -----------   ------------   -----------   -----------------
Balance, January 1, 1997........         --   $        --   $        --   $        --    $36,985,415      $ 2,025,504
                                  ---------   -----------   -----------   -----------    -----------      -----------
Comprehensive income:
  Net income....................                                                           3,484,566
  Unrealized gains on
    investments, net of
    reclassification
    adjustment..................                                                                            1,831,108
Comprehensive income............
Issuance of common stock, net of
  costs.........................  4,204,910    38,317,908
Dividends ($.05 per share)......                                                            (210,245)
Purchase of treasury stock......   (120,540)
Deferral of stock-based
  compensation..................                              2,633,864    (6,688,774)
Stock-based compensation........                              2,153,839       411,221
                                  ---------   -----------   -----------   -----------    -----------      -----------
Balance December 31, 1997.......  4,084,370    38,317,908     4,787,703    (6,277,553)    40,259,736        3,856,612
                                  ---------   -----------   -----------   -----------    -----------      -----------
Comprehensive income:
  Net income....................                                                             279,278
  Unrealized gains on
    investments, net of
    reclassification
    adjustment..................                                                                            1,140,687
Comprehensive income............
Dividends ($.10 per share)......                                                            (363,795)
Purchase of treasury stock......   (200,000)
Reissuance of treasury stock....      3,104                         828
Exercise of common stock
  options.......................     41,257       412,570
Stock-based compensation........      4,670        46,125      (417,925)      946,835
                                  ---------   -----------   -----------   -----------    -----------      -----------
Balance, December 31, 1998......  3,933,401    38,776,603     4,370,606    (5,330,718)    40,175,219        4,997,299
                                  ---------   -----------   -----------   -----------    -----------      -----------
Comprehensive loss:
  Net loss......................                                                          (1,266,036)
  Unrealized losses on
    securities net of
    reclassification
    adjustment..................                                                                           (1,781,342)
Comprehensive loss..............
Dividends ($.10 per share)......                                                            (368,523)
Purchase of treasury stock......   (360,050)
Reissuance of treasury stock....      6,110                     (17,263)
Exercise of common stock
  options.......................      8,910        89,100
Stock-based compensation........      7,982                    (141,322)      552,286
                                  ---------   -----------   -----------   -----------    -----------      -----------
Balance, December 31, 1999......  3,596,353   $38,865,703   $ 4,212,021   $(4,778,432)   $38,540,660      $ 3,215,957
                                  =========   ===========   ===========   ===========    ===========      ===========


                                   TREASURY
                                     STOCK         TOTAL
                                  -----------   -----------
Balance, January 1, 1997........  $        --   $39,010,919
                                  -----------   -----------
Comprehensive income:
  Net income....................                  3,484,566
  Unrealized gains on
    investments, net of
    reclassification
    adjustment..................                  1,831,108
                                                -----------
Comprehensive income............                  5,315,674
                                                -----------
Issuance of common stock, net of
  costs.........................                 38,317,908
Dividends ($.05 per share)......                   (210,245)
Purchase of treasury stock......   (2,290,033)   (2,290,033)
Deferral of stock-based
  compensation..................                 (4,054,910)
Stock-based compensation........                  2,565,060
                                  -----------   -----------
Balance December 31, 1997.......   (2,290,033)   78,654,373
                                  -----------   -----------
Comprehensive income:
  Net income....................                    279,278
  Unrealized gains on
    investments, net of
    reclassification
    adjustment..................                  1,140,687
                                                -----------
Comprehensive income............                  1,419,965
                                                -----------
Dividends ($.10 per share)......                   (363,795)
Purchase of treasury stock......   (3,025,325)   (3,025,325)
Reissuance of treasury stock....       46,948        47,776
Exercise of common stock
  options.......................                    412,570
Stock-based compensation........       55,138       630,173
                                  -----------   -----------
Balance, December 31, 1998......   (5,213,272)   77,775,737
                                  -----------   -----------
Comprehensive loss:
  Net loss......................                 (1,266,036)
  Unrealized losses on
    securities net of
    reclassification
    adjustment..................                 (1,781,342)
                                                -----------
Comprehensive loss..............                 (3,047,378)
                                                -----------
Dividends ($.10 per share)......                   (368,523)
Purchase of treasury stock......   (4,626,260)   (4,626,260)
Reissuance of treasury stock....       92,413        75,150
Exercise of common stock
  options.......................                     89,100
Stock-based compensation........      321,995       732,959
                                  -----------   -----------
Balance, December 31, 1999......  $(9,425,124)  $70,630,785
                                  ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999           1998           1997
                                                              -----------   ------------   ------------
Cash flows from operating activities:
    Net income (loss).......................................  $(1,266,036)  $    279,278   $  3,484,566
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    2,413,593      1,329,678      1,388,677
    Net realized investment gains...........................   (1,349,873)    (1,289,541)    (2,326,221)
    Deferred income tax expense (benefit)...................     (529,516)       150,904        958,542
    Non-cash compensation expense...........................    1,030,861      1,046,297      2,565,061
    Other...................................................      158,977        (25,394)       (16,694)
    (Increase) decrease in assets:
      Receivables...........................................    2,214,569     (3,563,949)     3,063,473
      Prepaid reinsurance premiums..........................      563,788      5,505,730      2,945,331
      Deferred policy acquisition costs.....................   (1,883,134)    (2,104,357)    (1,519,308)
      Other assets..........................................    1,235,852     (2,519,408)     1,116,626
    Increase (decrease) in liabilities:
      Losses and loss adjustment expenses...................    1,498,615      1,205,943     (8,847,039)
      Unearned premiums.....................................    6,558,761      3,073,961        689,956
      Accrued expenses......................................    1,320,082      1,497,577       (298,154)
      Other liabilities.....................................      (69,243)       514,653        849,542
                                                              -----------   ------------   ------------
    Net cash provided by operating activities...............   11,897,296      5,101,372      4,054,358
                                                              -----------   ------------   ------------
Cash flows from investing activities:
  Cost of purchases of fixed income securities
    Held to maturity........................................   (7,955,367)   (11,858,011)    (2,777,906)
    Available for sale......................................  (30,700,697)   (28,122,059)   (51,038,191)
  Proceeds from sales of fixed income securities
    Available for sale......................................   20,771,940     24,538,026     18,322,894
  Proceeds from maturities of fixed income securities
    Held to maturity........................................    9,394,778     13,570,526      2,463,699
    Available for sale......................................    5,810,551      5,825,742     10,100,750
  Cost of equity securities acquired........................   (6,377,518)    (8,396,523)    (8,981,660)
  Proceeds from sales of equity securities..................    6,827,888      6,134,648      7,662,191
  Change in receivable/payable for securities...............      507,006        317,722        (87,932)
  Cost of purchases of other invested assets................      (90,000)    (1,325,000)    (4,420,001)
  Proceeds from sales of other invested assets..............       18,000         56,846        588,582
  Acquisition of subsidiary, net of cash acquired...........   (3,829,148)       427,269       (626,175)
  Cost of purchases of property and equipment...............   (2,950,054)    (8,015,341)    (4,740,860)
  Proceeds from sales of property and equipment.............    1,394,011          3,000         20,700
                                                              -----------   ------------   ------------
      Net cash used by investing activities:................   (7,178,610)    (6,843,155)   (33,513,909)
                                                              -----------   ------------   ------------
Cash flows from financing activities:
  Proceeds from sale of stock, net of issuance costs........           --             --     33,721,482
  Exercise of common stock options..........................       89,100        412,570             --
  Purchase of treasury stock................................   (4,924,163)    (4,760,795)      (970,688)
  Proceeds from reissuance of treasury stock................       75,150         47,776
  Payment of dividends......................................     (368,523)      (363,795)      (210,245)
  Distributions to minority interest........................     (319,109)            --             --
  Proceeds from issuance of long-term debt..................   10,119,641      3,500,000      5,054,770
  Payment on principal of long-term debt....................   (1,420,451)    (1,186,898)    (3,589,229)
                                                              -----------   ------------   ------------
      Net cash provided (used) by financing activities......    3,251,645     (2,351,142)    34,006,090
                                                              -----------   ------------   ------------
      Net increase (decrease) in cash and cash
        equivalents.........................................    7,970,331     (4,092,925)     4,546,539
Cash and cash equivalents at beginning of period............    6,121,983     10,214,908      5,668,369
                                                              -----------   ------------   ------------
Cash and cash equivalents at end of period..................  $14,092,314   $  6,121,983   $ 10,214,908
                                                              ===========   ============   ============
Cash paid (received) during the year for:
  Interest..................................................  $   958,084   $    503,364   $    591,452
  Income taxes..............................................  $  (682,921)  $  1,485,004   $     85,241

   The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of Old Guard Group, Inc. and its wholly-owned subsidiaries (OGGI), Old Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard Fire), First Patriot Insurance Company (First Patriot), New Castle Insurance Company of Delaware, Investors Southern Corporation (Southern), Old Guard Insurance Management Co. (OGIM), 2929 Service Corporation and OGGI's 80% owned subsidiary, First Delaware Insurance Company (First Delaware).

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

    Effective January 1, 1999, OGGI acquired Southern and its principal operating subsidiary, Southern Title Insurance Corporation. Pursuant to the stock purchase agreement, OGGI paid $6,750,000 in cash for 100% of Southern's capital stock. In addition, OGGI will make additional payments equal to 25% of Southern's pretax profits in 1999, 2000, and 2001. Such additional contingent payments will increase the carrying value of the title plant which had previously been written down in connection with the purchase. The additional payment due under this agreement for 1999 is $167,683. Effective October 1, 1998, New Castle Mutual Insurance Company converted from mutual to stock form and changed its name to New Castle Insurance Company of Delaware (New Castle). New Castle's conversion was pursuant to a plan of conversion approved by the Delaware Insurance Department and New Castle's policyholders. Along with the conversion, OGGI's $2.5 million surplus note investment in New Castle was converted to 1,500 shares of common stock and OGGI became the sole shareholder of New Castle. Accordingly, New Castle's results of operations, beginning October 1, 1998, are consolidated with those of OGGI in the financial statements presented herein. Pro forma results for 1998, including Southern and New Castle as if both companies had been fully owned for the entire year are as follows:

(UNAUDITED)                                                      1998
-----------                                                   -----------
Total revenue...............................................  $99,734,732
Income before income tax....................................       53,743
Net income..................................................      196,578
Earnings per share..........................................  $      0.05

    This pro forma financial information is not necessarily indicative of the actual results that would have occurred had the purchases been made on January 1, 1998 or of the results which may occur in the future.

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the current year presentation.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    DESCRIPTION OF BUSINESS

    OGGI is a regional insurance holding company that provides property and casualty insurance throughout Pennsylvania, Maryland and Delaware and title insurance and related services in Virginia, North Carolina, Ohio and Pennsylvania.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are carried at cost, which approximates fair value. OGGI considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    INVESTMENTS

    OGGI classifies fixed income and marketable equity securities as trading or available for sale. In addition, fixed income securities may be classified as held to maturity. Each security's classification is evaluated at the time of purchase and periodically reevaluated. Held to maturity securities are carried at amortized cost. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred income tax, reported as a separate component of shareholders' equity. Currently, no securities are classified as trading.

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

    DEFERRED POLICY ACQUISITION COSTS

    Acquisition costs such as commissions, premium taxes and certain other expenses which vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to premiums to be earned, related investment income, loss and loss adjustment expenses and certain other maintenance costs expected to be incurred as the premiums are earned. To the extent that deferred policy acquisition costs are not realizable, the deficiency is charged to income in the current period.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost less accumulated depreciation. Property is depreciated on a straight-line basis over the useful lives ranging from five to fifty years. Equipment is depreciated on a straight-line basis with useful lives of five to ten years. Computer software is amortized on a straight-line basis over a useful life of five to ten years. Title plant is not subject to depreciation.

    PREMIUMS

    Premiums written are earned on a pro rata basis over the terms of the respective policies. Unearned premiums represent the unexpired portion of the policies in-force.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    LOSSES AND LOSS ADJUSTMENT EXPENSES

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

    STOCK-BASED COMPENSATION

    Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is normally recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternately, SFAS No. 123 allows entities to apply the provision of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value method defined in SFAS
No. 123 had been applied. OGGI has elected to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures under SFAS No. 123.

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

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    ASSESSMENTS

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

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose OGGI to concentrations of credit risk consist primarily of cash and short-term investments, premiums in course of collection, investments and balances recoverable from reinsurers. Insureds primarily consist of individuals and commercial and agricultural businesses. No one insured accounted for a significant amount of premiums earned or premiums receivable in 1999, 1998 or 1997.

    OGGI performs credit reviews of its reinsurers, focusing on financial stability and commitment to the reinsurance business. At December 31, 1999, OGGI's insurance subsidiaries had reinsurance balances of approximately $7,118,000, net of applicable ceded reinsurance payable, due from American Re. American Re's A.M. Best rating is A++.

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

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Pennsylvania Insurance Department has adopted the Codification guidance to be effective January 1, 2001.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

2. STATUTORY INFORMATION: (CONTINUED)
    Risk based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer's business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, OGGI's insurance subsidiaries maintain surplus in excess of prescribed risk based capital requirements.

    At December 31, 1999 and 1998, the statutory surplus of OGGI's insurance subsidiaries determined in accordance with practices prescribed or permitted by insurance regulatory authorities totaled $54,927,751 and $54,322,922, respectively. Statutory net income (loss) for 1999, 1998, and 1997 was $(3,231,557), $211,345 and $3,995,095, respectively.

    A reconciliation of OGGI's statutory net income and surplus to OGGI's net income and shareholders' equity, under generally accepted accounting principles
(GAAP), is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                             ---------------------------------------
                                                1999          1998          1997
                                             -----------   -----------   -----------
Net Income (loss):
  Statutory net income (loss)..............  $(3,231,557)  $   211,345   $ 3,995,095
  GAAP adjustments:
    Increase in deferred policy acquisition
      costs................................    1,883,134     2,104,357     1,519,308
    Deferred income tax expense
      (benefit)............................      781,979       233,028    (1,716,425)
    Accrual of guaranty fund assessment....      (51,339)   (1,015,100)           --
    New Castle pre-acquisition earnings....           --      (634,035)           --
    Other..................................     (648,253)     (620,317)     (313,412)
                                             -----------   -----------   -----------
GAAP net income (loss).....................  $(1,266,036)  $   279,278   $ 3,484,566
                                             -----------   -----------   -----------

                                                        AS OF DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Shareholders' Equity:
  Statutory surplus................................  $54,927,751   $54,322,922
  GAAP adjustments:
    Deferred policy acquisition costs..............   11,306,258     9,423,124
    Deferred income taxes..........................      819,277      (803,736)
    Restoration of non-admitted assets.............    5,092,763       686,811
    Unrealized gains (losses) on investments,
      available for sale...........................     (274,212)    2,054,306
    Elimination of excess of statutory over
      statement reserves...........................    4,529,571     3,157,510
    Equity of non-insurance companies, net of
      elminations..................................   (5,881,685)    8,380,414
    Goodwill.......................................      661,735       716,879
    Accrual of guaranty fund assessment............   (1,073,500)   (1,015,100)
    Other..........................................      522,827       852,607
                                                     -----------   -----------
  Shareholders' equity.............................  $70,630,785   $77,775,737
                                                     -----------   -----------

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

3. INVESTMENTS:

    Net investment income, net realized investment gains and change in unrealized investment gains on investment securities are as follows for each of the three years ended December 31:

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

                                              1999         1998         1997
                                           ----------   ----------   ----------
Investment Income:
Fixed income securities..................  $5,686,530   $5,660,870   $5,391,156
Preferred stocks.........................     418,201      299,920      285,712
Common stocks............................     225,882      274,104      252,638
Cash and cash equivalents................     856,541      649,579    1,039,826
Other....................................     303,830      514,375      395,576
                                           ----------   ----------   ----------
Gross investment income..................   7,490,984    7,398,848    7,364,908
                                           ----------   ----------   ----------
Less investment expenses.................   1,301,886    1,219,454    1,488,200
                                           ----------   ----------   ----------
Investment income, net of expenses.......  $6,189,098   $6,179,394   $5,876,708
                                           ==========   ==========   ==========
Realized investment gains (losses):
Fixed income securities..................     610,363    1,279,666    1,054,387
Preferred stocks.........................     332,365      425,875      391,640
Common stocks............................     413,218      408,169      868,704
Other....................................      (6,073)    (824,169)      11,490
                                           ----------   ----------   ----------
Net realized investment gains............  $1,349,873   $1,289,541   $2,326,221
                                           ==========   ==========   ==========

CHANGE IN NET UNREALIZED GAINS ON INVESTMENT SECURITIES:

                                              1999          1998         1997
                                           -----------   ----------   ----------
Fixed income securities..................  $(3,410,913)  $  230,342   $1,189,419
Preferred stocks.........................     (461,580)    (177,861)      19,257
Common stocks............................    1,135,130    1,691,769    1,578,982
Other invested assets....................       51,327      (33,516)     (24,695)
                                           -----------   ----------   ----------
                                            (2,686,036)   1,710,734    2,762,963
Tax effect...............................      904,694     (570,047)    (931,855)
                                           -----------   ----------   ----------
                                           $(1,781,342)  $1,140,687   $1,831,108
                                           ===========   ==========   ==========

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

3. INVESTMENTS: (CONTINUED)
    The cost and estimated fair value of investments at December 31, 1999 and 1998 were as follows:

                                                              GROSS        GROSS
1999                                                        UNREALIZED   UNREALIZED    ESTIMATED
HELD TO MATURITY                               COST (1)       GAINS        LOSSES     FAIR VALUE
----------------                              -----------   ----------   ----------   -----------
Fixed income securities
  U.S. Treasury securities and obligations
    of U.S.
  Government corporations and agencies......  $ 6,970,178   $    7,456   $  204,400   $ 6,773,234
  Obligations of states and political
    subdivisions............................    5,782,358       48,209      129,776     5,700,791
  Corporate obligations.....................    6,731,440          390      327,804     6,404,026
  Collateralized mortgage obligations.......   15,644,414      149,731      283,434    15,510,711
                                              -----------   ----------   ----------   -----------
Total held to maturity......................  $35,128,390   $  205,786   $  945,414   $34,388,762
                                              ===========   ==========   ==========   ===========
AVAILABLE FOR SALE
--------------------------------------------
Fixed income securities:
  U.S. Treasury securities and obligations
    of U.S.
  Government corporations and agencies......  $ 5,531,237   $    7,801   $   31,422   $ 5,507,616
  Obligations of states and obligations
    subdivisions............................   11,070,094        6,654      202,750    10,873,998
  Corporate obligations.....................   28,020,272      563,768    1,746,136    26,837,904
  Collaterized mortgage obligations.........   19,323,752       29,800      430,205    18,923,347
                                              -----------   ----------   ----------   -----------
    Total fixed income securities available
      for sale..............................   63,945,355      608,023    2,410,513    62,142,865
Equity securities:
  Preferred stock...........................    6,886,573      390,711      835,285     6,441,999
  Common stock..............................    9,287,445    7,385,719      235,589    16,437,575
                                              -----------   ----------   ----------   -----------
      Total available for sale..............  $80,119,373   $8,384,453   $3,481,387   $85,022,439
                                              ===========   ==========   ==========   ===========

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

3. INVESTMENTS: (CONTINUED)

                                                                   GROSS        GROSS
1998                                                             UNREALIZED   UNREALIZED    ESTIMATED
HELD TO MATURITY                                    COST (1)       GAINS        LOSSES     FAIR VALUE
----------------                                   -----------   ----------   ----------   -----------
Fixed income securities:
  U.S. Treasury securities and obligations of
    U.S.
  Government corporations and agencies...........  $ 9,345,372   $  246,328   $    5,915   $ 9,585,785
  Obligations of states and political
    subdivisions.................................    7,244,349      230,745        7,038     7,468,056
  Corporate obligations..........................    5,923,405      170,103       18,576     6,074,932
  Collateralized mortgage obligations............   14,102,779      316,883       35,901    14,383,761
                                                   -----------   ----------   ----------   -----------
      Total held to maturity.....................  $36,615,905   $  964,059   $   67,430   $37,512,534
                                                   ===========   ==========   ==========   ===========
AVAILABLE FOR SALE
-------------------------------------------------
Fixed income securities:
  U.S. Treasury securities and obligations of
    U.S.
  Government corporations and agencies...........  $ 9,609,215   $  162,062   $      970   $ 9,770,307
  Obligations of states and political
    subdivisions.................................    9,589,498      270,455           26     9,859,927
  Corporate obligations..........................   25,307,133    1,717,579      615,577    26,409,135
  Collateralized mortgage obligations............   13,134,849      117,714       42,814    13,209,749
                                                   -----------   ----------   ----------   -----------
      Total fixed income securities available for
        sale.....................................   57,640,695    2,267,810      659,387    59,249,118
Equity securities:
  Preferred stock................................    5,962,437      328,375      311,369     5,979,443
  Common stock...................................    9,605,659    6,404,413      389,413    15,620,659
                                                   -----------   ----------   ----------   -----------
Total available for sale.........................  $73,208,791   $9,000,598   $1,360,169   $80,849,220
                                                   ===========   ==========   ==========   ===========

------------------------

(1) Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

3. INVESTMENTS: (CONTINUED)
    The amortized cost and estimated fair value of fixed income securities at December 31, 1999 by contractual maturity are shown below:

                                                      AMORTIZED     ESTIMATED
HELD TO MATURITY                                        COST       FAIR VALUE
----------------                                     -----------   -----------
  Due in one year or less..........................  $ 1,011,731   $ 1,012,752
  Due after one year through five years............    4,702,049     4,585,899
  Due after five years through ten years...........    5,238,598     4,999,287
  Due after ten years..............................    8,531,598     8,280,113
  Collateralized mortgage obligations..............   15,644,414    15,510,711
                                                     -----------   -----------
                                                     $35,128,390   $34,388,762
                                                     ===========   ===========
AVAILABLE FOR SALE
---------------------------------------------------
 Due in one year or less...........................  $ 4,017,479   $ 4,010,156
  Due after one year through five years............   10,816,481    10,315,548
  Due after five years through ten years...........   13,537,596    12,906,345
  Due after ten years..............................   16,250,047    15,987,469
  Collateralized mortgage obligations..............   19,323,752    18,923,347
                                                     -----------   -----------
                                                     $63,945,355   $62,142,865
                                                     ===========   ===========

    Actual maturities may differ from contractual and anticipated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Collateralized mortgage obligations consist of mortgage pass-through holdings and securities backed by credit card receivables, auto loans and home equity loans. These securities follow a structured principal repayment schedule and are predominately of high credit quality rated "AA" or better by Standard & Poor's. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment on early authorization. The average duration of this collateralized mortgage obligation portfolio is
2.4 years.

    The gross realized investment gains and losses on investment securities in 1999, 1998 and 1997, are as follows:

                                              1999         1998         1997
                                           ----------   ----------   ----------
Gross realized investment gains..........  $3,304,096   $2,783,095   $2,720,560
Gross realized investment losses.........  (1,954,223)  (1,493,554)    (394,339)
                                           ----------   ----------   ----------
Net realized investment gains............  $1,349,873   $1,289,541   $2,326,221
                                           ==========   ==========   ==========

    Insurance laws require that certain amounts be deposited with various state insurance departments for the benefit and protection of policyholders. The amortized cost of fixed income securities on deposit with governmental authorities was $1,428,658 and $924,399 at December 31, 1999 and 1998, respectively.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

4. LOSSES AND LOSS ADJUSTMENT EXPENSES:

    Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                           1999          1998          1997
                                        -----------   -----------   -----------
Balance as of January 1...............  $52,707,951   $48,718,666   $55,371,077
Less reinsurance recoverables.........   21,026,649    17,001,279    20,855,702
                                        -----------   -----------   -----------
    Net balance at January 1..........   31,681,302    31,717,387    34,515,375
                                        -----------   -----------   -----------
Liabilities assumed from
  acquisitions........................    1,490,824       746,938       667,929
                                        -----------   -----------   -----------
Incurred related to:
  Current year........................   73,548,000    50,652,000    42,857,000
  Prior years.........................   (2,757,771)   (2,256,569)   (4,342,940)
                                        -----------   -----------   -----------
    Total incurred....................   70,790,229    48,395,431    38,514,060
                                        -----------   -----------   -----------
Paid related to:
  Current year........................   44,413,000    34,264,000    27,276,000
  Prior years.........................   15,900,293    14,914,454    14,703,977
                                        -----------   -----------   -----------
    Total paid........................   60,313,293    49,178,454    41,979,977
                                        -----------   -----------   -----------
Net balance as of December 31.........   43,649,062    31,681,302    31,717,387
Plus reinsurance recoverables.........   12,048,328    21,026,649    17,001,279
                                        -----------   -----------   -----------
Balance at December 31................  $55,697,390   $52,707,951   $48,718,666
                                        ===========   ===========   ===========

    Changes in estimates for prior years are attributable to favorable loss development for private passenger automobile, workers' compensation and commercial multiple peril lines in 1999, across all lines in 1998 and primarily in workers' compensation reserves in 1997.

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

    OGGI's property and casualty insurance subsidiaries have geographic exposure to catastrophic losses in certain Mid Atlantic states. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, explosions, severe weather and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. OGGI's insurance subsidiaries generally seek to reduce their exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

    Management believes that its liability for losses and loss adjustment expenses are fairly stated, in accordance with generally accepted actuarial principles and practices. However, estimating the ultimate claims liability is a complex and judgmental process inasmuch as the amounts are based on management's

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

4. LOSSES AND LOSS ADJUSTMENT EXPENSES: (CONTINUED) informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payments and reporting patterns, legislative developments, and economic conditions, the estimates are revised accordingly and the impact is reflected currently in the consolidated financial statements.

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 1999 and 1998:

                                                        1999          1998
                                                     -----------   -----------
Land...............................................  $   709,407   $   767,407
Title plant........................................    2,251,240            --
Buildings and improvements.........................    9,289,969    10,230,801
Furniture, fixtures, equipment, and software.......   16,510,575    11,730,183
                                                     -----------   -----------
  Property and equipment, cost.....................   28,761,191    22,728,391
Less accumulated depreciation......................   (9,820,588)   (6,563,363)
                                                     -----------   -----------
                                                      18,940,603    16,165,028
Software in development............................      280,258       776,101
                                                     -----------   -----------
  Property and equipment...........................  $19,220,861   $16,941,129
                                                     ===========   ===========

    Old Guard Fire's 25,000 square foot office facility near the main office at 147 West Airport Road in Lancaster was sold on July 30, 1999 for $1,394,011. A gain of $210,507 was realized on the sale.

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

    The following amounts represent OGGI's reinsurance activity with unrelated insurers in 1999, 1998 and 1997:

                                            1999          1998          1997
                                         -----------   -----------   -----------
Ceded:
  Premiums earned......................  $ 4,343,178   $18,360,030   $24,817,610
  Unearned premiums....................  $   419,842   $   983,630   $ 6,285,844
  Losses and loss adjustment expenses
    incurred...........................  $(1,936,014)  $11,361,729   $ 8,816,887

Assumed:
  Premiums earned......................  $   380,992   $   359,173   $   300,536
  Unearned premiums....................  $    89,829   $    35,524   $    76,602
  Losses and loss adjustment expenses
    incurred...........................  $   547,899   $  (761,028)  $   314,913

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

6. REINSURANCE: (CONTINUED)

    During 1997 Old Guard, Old Guard Fire and First Patriot maintained a 15% quota share reinsurance agreement with their primary reinsurer, American Re-Insurance Company. The agreement provided for a 30% ceding commission on net business written. Effective January 1, 1998, the agreement was cancelled on a run-off basis. This agreement was intended to provide protection from high frequency and low severity type losses. The following summarizes activity under this treaty in 1999, 1998 and 1997:

                                             1999         1998         1997
                                           ---------   ----------   -----------
Earned premiums..........................  $      --   $5,198,631   $10,732,903
Unearned premiums........................  $      --   $       --   $ 5,198,631
Losses and loss adjustment expenses
  incurred...............................  $(432,647)  $2,926,217   $ 6,943,898

    Reinsurance recoverable on paid and unpaid losses under this agreement was $1,190,780 and $3,055,973 at December 31, 1999 and 1998, respectively.

7. LONG-TERM DEBT:

    Long-term debt is as follows at December 31, 1999 and 1998:

                                                         1999          1998
                                                      -----------   ----------
Mortgage, due 2013, collateralized by property in
  Lancaster, Pennsylvania...........................
  7.70% fixed.......................................  $ 1,811,111   $1,944,444
  LIBOR plus 1.50%..................................    1,358,333    1,458,334
                                                      -----------   ----------
                                                        3,169,444    3,402,778

Acquisition line of credit..........................
  7.05% fixed, due 2004.............................    5,550,000           --
  LIBOR plus 1.50%, due 2000........................    3,700,000           --
                                                      -----------   ----------
                                                        9,250,000           --

Operating line of credit, LIBOR plus 1.50%, due
  2000..............................................      352,368           --
Capital lease obligation............................       50,750           --
                                                      -----------   ----------
                                                      $12,822,562   $3,402,778
                                                      ===========   ==========

    The scheduled maturities of long-term debt at December 31, 1999 are $4,909,941 in 2000, $859,833 in 2001, $833,328 in 2002, $833,328 in 2003, and
$3,383,328 in 2004. Subsequent to December 31, 1999, OGGI refinanced the $3,700,000 outstanding balance under the acquisition line of credit to include annual principal payments of $370,000 and a final maturity in 2005.

    The fixed rate portions of the mortgage and acquisition line of credit were converted from variable rates through interest rate swaps. The fair values of the mortgage and line of credit swaps at December 31, 1999 were assets of $71,814 and $198,405, respectively. The fair value of the mortgage swap at December 31, 1998 was a liability of $101,682.

    The property and casualty subsidiaries of OGGI jointly maintain a cash management program with a financial institution. The program provides for draws against lines of credit to fund claims in the event of

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT: (CONTINUED)
catastrophic losses not covered under reinsurance. The lines of credit are subject to a maximum of $1,500,000 bearing interest at prime. OGGI must maintain a consolidated tangible net worth, as defined in the agreement, of $68,000,000, liquid assets of $90,000,000 and an A.M. Best rating of A- under these agreements. No borrowings were outstanding under these lines at December 31, 1999 and 1998. Southern maintains a separate $400,000 operational line of credit that bears interest of LIBOR plus 1.50%. At December 31, 1999, Southern maintained a balance of $352,368 on this line of credit.

    OGGI also maintains a $15,000,000 acquisition line of credit which is subject to certain approvals by the granting institution before funds can be drawn and bears interest at LIBOR plus 1.50%. This line of credit contains covenants similar to those outlined above for the catastrophic claims lines of credit. At December 31, 1999, OGGI maintained a balance of $9,250,000 on this line of credit of which $5,550,000 was used to fund the acquisition of Southern and $3,700,000 used to purchase treasury stock.

8. INCOME TAXES:

    The tax effect of significant temporary differences that give rise to OGGI's net deferred tax asset as of December 31, is as follows:

                                                          1999         1998
                                                       ----------   ----------
Unearned premiums....................................  $3,123,875   $2,640,369
Losses and loss adjustment expenses..................   1,525,288    1,289,391
Stock compensation costs.............................     736,785      666,843
Tax credits..........................................     747,362      321,064
Net operating loss carryforward......................   1,128,192      480,930
Other................................................     667,229      557,157
                                                       ----------   ----------
    Deferred tax asset...............................  $7,928,731   $5,955,754
                                                       ----------   ----------
Deferred policy acquisition costs....................  $3,844,128   $3,203,833
Unrealized gain on investments.......................   1,656,704    2,557,508
Depreciation.........................................   1,197,207      292,694
Other................................................     221,026      322,373
                                                       ----------   ----------
    Deferred tax liability...........................  $6,919,065   $6,376,408
                                                       ----------   ----------
    Net deferred tax asset (liability)...............  $1,009,666   $ (420,654)
                                                       ==========   ==========

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

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

8. INCOME TAXES: (CONTINUED)
    Actual income tax expense (benefit) differed from expected income tax expense (benefit), computed by applying the federal corporate tax rate of 34% to income (loss) before income tax and minority interest, for each of the three years ended December 31 as follows:

                                               1999        1998         1997
                                             ---------   ---------   ----------
Expected income tax expense (benefit)......  $(543,833)  $  82,553   $1,865,472
Tax-exempt interest........................   (124,907)   (100,837)      (8,041)
Dividends received reduction...............   (109,421)    (81,414)     (95,595)
ESOP compensation..........................     29,752      73,430       46,549
Goodwill...................................     18,749      18,749       18,749
Non-taxable joint venture income...........   (113,467)         --           --
Other......................................    133,333     (83,051)     182,269
                                             ---------   ---------   ----------
    Income tax expense (benefit)...........  $(709,794)  $ (90,570)  $2,009,403
                                             =========   =========   ==========

The components of income tax expense (benefit) for each of the three years ended December 31 are as follows:

                                               1999        1998         1997
                                             ---------   ---------   ----------
Current federal income tax expense
  (benefit)................................  $(180,278)  $(241,474)  $1,050,862
Deferred federal income tax expense
  (benefit)................................   (529,516)    150,904      958,541
                                             ---------   ---------   ----------
    Income tax expense (benefit)...........  $(709,794)  $ (90,570)  $2,009,403
                                             =========   =========   ==========

    OGGI has a net operating loss carryforward at December 31, 1999 of approximately $3,318,000. These net operating loss carryforwards expire $50,000 in 2006, $266,000 in 2008, $780,000 in 2009, $377,000 in 2010, $479,000 in 2013
and $1,366,000 in 2014.

    As of December 31, 1999, OGGI had alternative minimum tax credit carryforwards of approximately $569,000 available to offset future regular income tax.

9. EMPLOYEE BENEFIT PLANS

    OGGI maintains certain stock compensation and retirement plans as follows:

    STOCK COMPENSATION PLAN

    The Stock Compensation Plan was adopted by the Board of Directors of OGGI on December 20, 1996 and approved by shareholders at the first Annual Meeting on August 19, 1997. The purpose of the plan is to provide additional incentive to directors and employees by facilitating their purchase of stock of OGGI. Awards under the plan may be made in the form of options, stock appreciation rights or grants of restricted stock. Awards totaling up to 420,491 shares may be made under the Stock Compensation Plan. The Compensation Committee of the Board of Directors of OGGI may, at their discretion, select employees to whom awards will be granted, the number of shares to be subject to such awards, the terms and conditions of such awards and other restrictions they deem appropriate. No awards of stock appreciation rights or restricted stock have been made as of December 31, 1999.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    OGGI applies the APB Opinion No. 25 expense recognition criteria of SFAS No. 123 and related interpretations in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized, except for the one-time charge of $2,016,931 described latter herein, in the accompanying financial statements for the difference between the fair value of stock-based compensation plans and the intrinsic value. Had compensation cost for stock-based compensation plans been determined using fair value, OGGI's net income and earnings per share would have been as follows:

                                               1999         1998        1997
                                            -----------   --------   ----------
Net income (loss):
  As reported.............................  $(1,266,036)  $279,278   $3,484,566
  Pro forma...............................  $(1,285,695)  $253,951   $3,074,985
Basic earnings (loss) per share:
  As reported.............................  $     (0.36)  $    .08   $      .92
  Pro forma...............................  $     (0.36)  $    .07   $      .79

    The per share weighted-average fair value of options granted during 1999, 1998 and 1997 was $4.11, $5.05 and $10.75, respectively. The fair value of each option grant is estimated on the date of grant using an option-pricing model and the following weighted-average assumptions:

                                                  1999        1998        1997
                                                ---------   ---------   ---------
Dividend Yield................................       .80%        .50%        .50%
Expected Volatility...........................      23.5%      21.90%      20.00%
Risk Free Interest Rate.......................      5.41%       4.95%       6.33%
Expected Life.................................  5.4 years   5.4 years   5.4 years

    Information regarding activity in OGGI's stock options plan is presented below:

                                                     NUMBER OF   WEIGHTED-AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at January 1, 1997.....................        --            N/A
Granted............................................   245,286         $10.34
Excercised.........................................        --            N/A
Forfeited..........................................        --            N/A
                                                      -------         ------
Outstanding at December 31, 1997...................   245,286         $10.34

Granted............................................    10,905         $17.01
Exercised..........................................   (41,257)         10.00
Forfeited..........................................      (320)         13.81
                                                      -------         ------
Outstanding at December 31, 1998...................   214,614         $10.74

Granted............................................    24,000         $13.40
Exercised..........................................    (8,910)         10.00
Forefeited.........................................    (1,225)         13.81
Canceled...........................................   (14,000)         20.13
                                                      -------         ------
Outstanding at December 31, 1999...................   214,479         $10.44
                                                      =======         ======
Options Excercisable:
  December 31, 1997................................   245,286         $10.34
  December 31, 1998................................   210,029         $10.67
  December 31, 1999................................   187,119         $10.00

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes information about OGGI's stock options outstanding at December 31, 1999, segregated into meaningful ranges:

Exercise Prices......................................  $ 10.00   $13.29-$13.81
                                                       -------   -------------
Outstanding at December 31, 1999.....................  187,119          27,360
Weighted-average exercise price......................  $ 10.00          $13.45
Weighted-average remaining contractual life (in
  years).............................................      7.1             9.3
Options excercisable at December 31, 1999............  187,119              --
Weighted-average exercise price of options currently
  exercisable........................................  $ 10.00              --

    On February 11, 1997, in connection with OGGI's subscription offering, 237,286 stock options were granted to directors and officers. These options have an exercise price of $10 per share and are exercisable by the grantee for a period of ten years. The granting of these options was approved by shareholders at OGGI's first Annual Meeting on August 19, 1997. At that time, the price of OGGI's stock was $18.50 per share. The difference between the price of the stock at the measurement date (August 19, 1997) and the exercise price of the options was charged to earnings in 1997. Since these options were granted as non-qualified incentive stock options, OGGI has recognized a deferred tax asset on the difference between the exercise price and the value of the options at the measurement date.

    MANAGEMENT RECOGNITION PLAN

    On December 20, 1996 the Board of Directors of OGGI also adopted a Management Recognition Plan (MRP) which is designed to reward and retain key employees of OGGI. A total of 168,196 shares were authorized for possible award.

    The following summarizes MRP activity in 1999 and 1998:

                                                               SHARES
                                                              --------
Total granted at January 1, 1997............................       --
  Granted...................................................  142,373
                                                              -------
Total granted at December 31, 1997..........................  142,373

  Granted...................................................    5,000
  Forfeited.................................................  (14,095)
                                                              -------
Total granted at December 31, 1998..........................  133,278

  Granted...................................................   30,269
                                                              -------
Total granted at December 31, 1999..........................  163,547
                                                              =======

    Awards under the MRP vest over a period of five years following the award date. OGGI is recognizing compensation cost over the vesting period equal to the value of the shares granted at the award date. In 1999, 1998 and 1997, $630,200, $491,083 and $196,878 of compensation cost was recognized under the MRP, respectively.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    EMPLOYEE STOCK OWNERSHIP PLAN

    The Board of Directors has also adopted an Employee Stock Ownership Plan
(ESOP) for the exclusive benefit of participating and eligible employees. Employees are eligible after having attained the age of 21 and completing one year of service with OGGI or its subsidiaries. In connection with the subscription offering, the ESOP borrowed $4,054,910 in order to purchase 10% of the total shares issued by OGGI. The loan bears interest at 8.45% and requires monthly payments of principal and interest of $50,417 for a term of 10 years. Because OGGI has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded in the accompanying consolidated balance sheets as of December 31, 1999 and 1998. The outstanding balance on the ESOP debt at December 31, 1999 and 1998 was $3,234,293 and $3,547,448, respectively.

    Dividends on shares held by the ESOP are paid to the ESOP trust. Dividends on the unallocated ESOP shares together with OGGI's contributions, are used by the ESOP to repay principal and interest on the outstanding debt. Shares are released for allocation to participants as the debt is retired. Interest incurred on the ESOP debt amounted to $284,753, $309,671 and $282,079 in 1999, 1998 and 1997, respectively. OGGI paid dividends on the stock held by the ESOP of $40,317, $40,518 and $20,275 in 1999, 1998 and 1997, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    Effective January 1, 1999, OGGI established an Employee Stock Purchase Plan
(ESPP). The aggregate number of shares that may be issued pursuant to the ESPP is 250,000. Payment for shares purchased under the ESPP are made only by authorized payroll deductions subject to a maximum percentage of employees' compensation established from time to time by the Board of Directors of OGGI. Purchases are made at no less than 85% nor more than 100% of the fair market value of OGGI stock. Under the ESPP, OGGI issued 826 shares of stock in 1999.

    RETIREMENT PLANS

    OGGI has a discretionary noncontributory profit sharing plan covering eligible employees. OGGI's contribution to the plan amounted to $0, $73,050 and $58,224 in 1999, 1998 and 1997, respectively.

    OGGI also maintains a voluntary defined contribution savings plan covering substantially all full-time employees of its property and casualty subsidiaries. OGGI matches these employees' contributions 100% up to 3% of compensation. Contributions to this plan amounted to $218,676, $216,237 and $168,064 in 1999, 1998 and 1997, respectively.

    Separately, OGGI maintains a voluntary defined contribution plan covering substantially all full-time employees of Southern. OGGI matches these employees' contributions 25% up to 6% of compensation. Contributions to this plan amounted to $26,139 in 1999.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

10. EARNINGS PER SHARE

    The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share.

                                               1999         1998         1997
                                            -----------   ---------   ----------
Net income (loss) for basic and diluted
  earnings per share......................  $(1,266,036)  $ 279,278   $3,484,566
                                            ===========   =========   ==========
  Average common shares outstanding.......    3,516,589   3,694,538    3,803,141
  Treasury shares in MRP trust............      129,135     121,365        5,231
Outstanding stock options.................       40,864      83,401       40,483
                                            -----------   ---------   ----------
Average dilutive shares outstanding.......    3,686,588   3,899,304    3,848,855
                                            ===========   =========   ==========

    Options totaling 27,360, 18,585 and 8,000 at December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the common shares.

11. COMMITMENTS AND CONTINGENCIES:

    In the event a property and casualty insurer becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers operating in that jurisdiction to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary written premiums to total written premiums for all insurers in that particular state. OGGI charges these assessments to expense when the following criteria have been met:

    a)  the insolvency has taken place

    b)  the amount of the assessment is reasonably estimable and

    c) the event obligating OGGI to pay has taken place (usually the writing of premiums).

    Because of the insolvencies of two large medical malpractice insurance companies, OGGI expects to be assessed the maximum allowable under Pennsylvania law (2% of subject premium writings) for the next two to three years. Based upon OGGI's current premium volume this amounts to approximately $1.2 million each year.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS:

    The carrying amounts of cash and cash equivalents, short-term investments and long- term debt approximate their fair value.

    Fixed income securities, preferred stocks and common stocks are reported at fair value as established by quoted market prices on secondary markets as of the balance sheet dates.

13. RELATED PARTY TRANSACTIONS:

    Neffsville Mutual Fire Insurance Company (Neffsville) is affiliated with OGGI through common management and reinsurance programs.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

13. RELATED PARTY TRANSACTIONS: (CONTINUED)
    Neffsville is provided management services by OGIM for a fee as determined under a management agreement. Management fees recognized under the aforementioned management agreement for 1999, 1998, and 1997 are $171,639, $462,061 and $110,220.

    Neffsville maintains a quota share reinsurance agreement with Old Guard Fire whereby 90% of Neffsville's business is assumed by Old Guard Fire. The following summarizes the business ceded under the reinsurance agreement as of and for each of the years ended December 31:

                                            1999          1998          1997
                                         -----------   -----------   -----------
Premiums written.......................  $ 2,347,578   $ 2,328,492   $ 2,371,963
                                         -----------   -----------   -----------
Premiums earned........................    2,325,501     2,319,231     2,371,561
Losses and loss adjustment expenses....   (1,073,152)     (744,444)   (1,192,792)
Commissions............................     (821,653)     (502,714)     (728,032)
                                         -----------   -----------   -----------
                                         $   430,696   $ 1,072,073   $   450,737
                                         ===========   ===========   ===========
Liability for losses and loss
  adjustment expenses..................  $   191,210   $   138,373   $   351,750
Receivable from Neffsville.............  $   131,750   $   355,773   $   755,497

    Effective January 1, 1998 Old Guard reinsured 100% of New Castle's premiums, losses, and loss adjustment expenses in return for a commission of 35% of ceded premiums written. During 1997, Old Guard participated in a portion of New Castle's reinsurance program. The following summarizes the business assumed from New Castle for the nine months ended September 30, 1998, the date New Castle became a subsidiary of OGGI (See note 1), and for the year ended December 31, 1997.

                                                           1998        1997
                                                        ----------   --------
Premiums written......................................  $7,462,598   $582,580
                                                        ----------   --------
Premiums earned.......................................   4,640,003    582,580
Losses and loss adjustment expenses...................  (2,831,782)  (373,214)
Commissions...........................................  (2,611,910)  (170,631)
                                                        ----------   --------
                                                        $ (803,689)  $ 38,735
                                                        ==========   ========

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS

    The following table indicates OGGI's total revenues and pre-tax income by principle business segment:

                                                        1999          1998
                                                    ------------   -----------
Revenue:
  P & C operations................................  $105,150,587   $81,342,749
  Title operations................................    15,792,503            --
  Net realized investment gains...................     1,349,873     1,289,541
  Other...........................................       885,330     2,332,494
                                                    ------------   -----------
  Total revenue...................................  $123,178,293   $84,964,784
                                                    ============   ===========
Pretax income (loss):
  P & C operations................................  $ (4,174,812)  $  (732,691)
  Title operations................................       982,882            --
  Net realized investment gains...................     1,349,873     1,289,541
  Other...........................................       242,547      (314,047)
                                                    ------------   -----------
Income (loss) before income taxes and minority
  interest........................................    (1,599,510)      242,803
Income tax benefit................................      (709,794)      (90,570)
                                                    ------------   -----------
Income (loss) before minoirty interest............      (889,716)      333,373
Minority interest in earnings of consolidated
  subsidiaries....................................       376,320        54,095
                                                    ------------   -----------
Net income (loss).................................  $ (1,266,036)  $   279,278
                                                    ============   ===========

15. LITIGATION

    On February 10, 1997, OGGI, Old Guard, Old Guard Fire, First Patriot (the Insurance Companies) and each of their respective directors were served with an eleven count combination class action and derivative lawsuit, filed in the United States District Court for the Eastern District of Pennsylvania by four policyholders. The lawsuit arises from the conversion of the Insurance Companies from mutual to stock companies pursuant to the Pennsylvania Mutual to Stock Conversion Act (the "Act"). By filing the class action portion of the lawsuit, these four policyholders purport to represent all policyholders of the Insurance Companies at the time of conversion.

    Under the Act, converting insurance companies are not required to make a pro rata distribution of surplus to policyholders upon conversion. The amended complaint alleges that the Insurance Companies' conversion was accomplished in violation of the plaintiffs' state and federal constitutional rights, and that the defendant directors unanimously approved the Joint Plan of Conversion (the "Plan") knowing that it was unfair and prejudicial to policyholders, in violation of the Act. The amended complaint also alleges claims under the common law of Pennsylvania for inadequate and misleading proxy statement and other related claims. The amended complaint includes derivative claims against the directors of the Insurance Companies, purportedly on behalf of the Insurance Companies, alleging breach of the fiduciary duty of care in approving and implementing the Plan and the fiduciary duty of loyalty, presumably in approving the stock-based compensation plans which were contemplated by the Plan. The stock-based compensation plans are expressly permitted by the Act, were approved by the Department, and have subsequently been

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

15. LITIGATION (CONTINUED)
approved by shareholders. The suit seeks such compensatory damages as may be allowed by law, a declaration that the Plan violates the Act and the United States and Pennsylvania Constitutions and the rights of the plaintiffs thereunder, and such other relief as the court deems appropriate. OGGI has filed an answer to the amended complaint denying all of the material allegations made against defendants and asserting certain affirmative defenses.

    OGGI, the Insurance Companies, and the individual defendants filed a motion to dismiss the complaint in May 1997. In December 1997, the Court granted the motion with respect to two of the constitutional counts and denied the motion with respect to the remaining nine counts, including five of the constitutional claims.

    On January 15, 1998, the plaintiffs filed a motion for class certification. On September 30, 1998, the Court granted the motion, appointing plaintiffs as class representatives and certifying the class as all policyholders of the Insurance Companies as of February 7, 1997.

    OGGI, the Insurance Companies, and the individual defendants filed a motion for summary judgment with respect to the remaining federal constitutional claims on July 13, 1998. On March 5, 1999, the Court granted the motion with respect to the two remaining counts under the U.S. Constitution and retained supplemental jurisdiction over the remaining state law claims. Those claims essentially allege that the proxy statement sent to policyholders omitted material facts and was inadequate and misleading. It is also asserted that the director-defendants violated their fiduciary obligations by wasting corporate assets and through self-dealing. OGGI and the directors have denied these claims.

    OGGI has filed a motion for summary judgment on all remaining claims. The issues relating to that motion have been fully briefed, but no hearing has yet been scheduled. Discovery is concluded, but no trial date has been set.

    If the plaintiffs prevail in the above litigation, the remedy a court would grant or the amount of damages it might award is uncertain. A court has broad discretion to fashion a fair and equitable remedy in light of the nature of the violation, the relative harm to the parties, and the public interest. In some cases, relief is applied on a prospective basis only; in other cases, relief is applied on a retroactive basis. No prediction can be made concerning the remedy a court would fashion or the amount of damages it might award. However, two of the more far-reaching possibilities include:

    - A requirement that OGGI pay all purchasers of common stock, either on a mandatory basis or at the election of the purchaser, as damages or otherwise, (i) the purchase price paid per share of common stock acquired in the subscription offering, plus interest, (ii) the market value per share of common stock acquired, or (iii) the greater of (i) or (ii), less, in each case, any proceeds received by such purchaser from the sale of the common stock. No assurance can be given that OGGI would have sufficient funds at that time to honor any such obligation; or

    - OGGI could be required to pay or distribute to all or some policyholders of the Insurance Companies, either on a mandatory basis or at the election of the policyholders, an amount equal to the statutory surplus of the Insurance Companies as of the date of the subscription offering as damages or otherwise. Such distribution could be required to be made in cash, common stock or other debt or equity securities. No assurance can be given that OGGI would have sufficient funds, or the capacity to borrow sufficient funds, at that time to honor any such obligation. Any required

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES

15. LITIGATION (CONTINUED)
     distribution of common stock or other equity securities would materially dilute the interests of existing shareholders.

    In the event that obligations under any remedy imposed by the court could not be honored, Old Guard Group, Inc. could be forced to seek the protection of the bankruptcy laws and the Insurance Companies could be deemed insolvent and seized by the Department.

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

16. UNAUDITED QUARTERLY INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

                                                                            1999
                                                          -----------------------------------------
                                                           FOURTH     THIRD      SECOND     FIRST
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
Net premiums earned.....................................  $29,828    $29,097    $26,741    $25,382
                                                          =======    =======    =======    =======
Total revenues..........................................  $31,942    $32,178    $30,158    $28,900
                                                          =======    =======    =======    =======
Net income (loss).......................................  $(2,004)   $  (653)   $ 1,219    $   172
                                                          =======    =======    =======    =======
Earnings (loss) per share
  Basic.................................................     (.60)      (.18)       .34        .05
  Diluted...............................................     (.60)      (.18)       .32        .05

                                                                            1998
                                                          -----------------------------------------
                                                           FOURTH     THIRD      SECOND     FIRST
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
Net premiums earned.....................................  $19,330    $19,839    $18,448    $17,729
                                                          =======    =======    =======    =======
Total revenues..........................................  $21,486    $21,297    $21,543    $20,639
                                                          =======    =======    =======    =======
Net income (loss).......................................  $   (13)   $  (636)   $  (650)   $ 1,578
                                                          =======    =======    =======    =======
Earnings (loss) per share
  Basic.................................................      .00       (.17)      (.17)       .43
  Diluted...............................................      .00       (.17)      (.17)       .41

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 2, 2000

                           OLD GUARD INSURANCE GROUP

                 SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                    AS OF DECEMBER 31, 1999 (000'S OMITTED)

COLUMN A                                               COLUMN B       COLUMN C       COLUMN D
                                                                        FAIR         BALANCE
TYPE OF INVESTMENT                                       COST          VALUE          SHEET
------------------                                   ------------   ------------   ------------
Fixed Maturities:
  Bonds:
    United States Government and Government
      Agencies and Authorities.....................  $ 12,501,415   $ 12,280,850   $ 12,477,794
    States, Municipalities and Political
      Subdivisions.................................    16,852,452     16,574,789     16,656,356
    Convertibles and Bonds with Warrants
      Attached.....................................    10,167,667      9,350,713      9,350,712
    All Other Corporate Bonds......................    59,552,211     58,325,275     58,786,393

  Redeemable Preferred Stock.......................     3,322,585      3,425,806      3,425,806
                                                     ------------   ------------   ------------
      Total Fixed Maturities.......................   102,396,330     99,957,433    100,697,061
                                                     ------------   ------------   ------------
Equity Securities:
  Common Stocks:
    Public Utilities...............................       104,969         99,769         99,769
    Banks, Trust and Insurance Companies...........       990,371      1,702,314      1,702,314
    Industrial, Miscellaneous and All Other........     8,192,105     14,635,492     14,635,492

  Non-redeemable Preferred Stock...................     3,563,988      3,016,193      3,016,193
                                                     ------------   ------------   ------------
      Total Equity Securities......................    12,851,433     19,453,768     19,453,768

Other Long-Term Investments........................     4,575,936      4,541,644      4,541,644
                                                     ------------   ------------   ------------
      Total Investments............................  $119,823,699   $123,952,845   $124,692,473
                                                     ============   ============   ============

                             OLD GUARD GROUP, INC.

   SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--BALANCE SHEETS
                                (PARENT COMPANY)

                            AS OF DECEMBER 31, 1999

                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS
Investments:
  Fixed income securities, available for sale...............  $        --   $ 2,059,455
  Other invested assets.....................................    2,129,563     2,184,509
  Investment in subsidiaries, at equity.....................   76,503,231    69,616,981
                                                              -----------   -----------
      Total investments.....................................   78,632,794    73,860,945
Cash and cash equivalents...................................      203,695       387,471
Deferred income taxes.......................................      971,190       534,456
Property and equipment......................................    6,208,700     9,973,709
Other assets................................................      497,458       928,549
                                                              -----------   -----------
      TOTAL ASSETS..........................................  $86,513,837   $85,685,130
                                                              ===========   ===========
                          LIABILITIES & SHAREHOLDERS' EQUITY
Liabilties
  Long-term debt............................................  $12,419,444   $ 3,402,778
  ESOP liability............................................    3,234,293     3,547,448
  Other liabiltieis.........................................      229,315       959,167
                                                              -----------   -----------
      Total liabilities.....................................   15,883,052     7,909,393
                                                              -----------   -----------

Shareholders' Equity:
  Preferred stock (5,000,000 shares authorized:
    none issued and outstanding)............................           --            --
  Common stock (15,000,000 shares authorized; 4,257,327 and
    4,248,417 shares issued; 3,596,353 and 3,933,401 shares
    outstanding, no par)....................................   38,865,703    38,776,603
  Additional paid-in capital................................    4,212,021     4,370,606
  Deferred compensation.....................................   (4,778,432)   (5,330,718)
  Retained earnings.........................................   38,540,660    40,175,219
  Net unrealized investment gains, net deferred income
    taxes...................................................    3,215,957     4,997,299
  Treasury stock, at cost (660,974 and 315,016 shares)......   (9,425,124)   (5,213,272)
                                                              -----------   -----------
      Total shareholders' equity............................   70,630,785    77,775,737
                                                              -----------   -----------
  Total liabilities and shareholders' equity................  $86,513,837   $85,685,130
                                                              ===========   ===========

                             OLD GUARD GROUP, INC.

   SCHEDULE IIB. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--STATEMENTS OF
                                     INCOME
                                (PARENT COMPANY)

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 1999          1998
                                                              -----------   ----------
Revenue:
  Dividends from subsidiaries...............................  $ 1,129,249   $  900,000
  Investment income.........................................    1,570,800      368,929
                                                              -----------   ----------
    Total revenue...........................................    2,700,049    1,268,929
                                                              -----------   ----------
Expenses:
  Other expense.............................................    1,523,723      982,136
  Interest expense..........................................      637,786      111,817
                                                              -----------   ----------
    Total expenses..........................................    2,161,509    1,093,953
                                                              -----------   ----------
Income before income tax and equity in earnings of
  subsidiaries..............................................      538,540      174,976
  Income tax benefit........................................     (210,133)    (303,556)
                                                              -----------   ----------
Income before equity in earnings of subsidiaries............      748,673      478,532
  Equity in undistributed loss of subsidiaries..............   (2,014,709)    (199,254)
                                                              -----------   ----------
  Net income (loss).........................................  $(1,266,036)  $  279,278
                                                              ===========   ==========

                             OLD GUARD GROUP, INC.

SCHEDULE IIC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--STATEMENTS OF CASH
                                      FLOW
                                (PARENT COMPANY)

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 1999          1998
                                                              -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $(1,266,036)  $   279,278
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Equity in undistributed loss of subsidiaries............    2,014,709       199,254
    Deferred income tax benefit.............................      420,409       192,159
    Non-cash compensation expense...........................    1,030,861     1,046,297
    Other...................................................         (922)       (1,432)
                                                              -----------   -----------
      Net cash provided by operating activities.............    2,199,021     1,715,556
                                                              -----------   -----------

Cash flows from investing activities:
  Cost of purchases of fixed income securities..............           --    (2,581,418)
  Proceeds from sales and maturities of fixed income
    securities..............................................    2,055,812     8,550,750
  Cost of purchases of other invested assets................           --    (1,000,000)
  Proceeds from sales of other invested assets..............        6,954            --
  Acquisition of Southern...................................   (7,111,646)           --
  Capital contribution to subsidiary........................     (750,000)     (625,564)
  Cost of purchases of property and equipment...............     (158,993)   (6,114,806)
                                                              -----------   -----------
      Net cash used by investing activities.................   (5,957,873)   (1,771,038)
                                                              -----------   -----------

Cash flows from financing activities
  Proceeds from sale of stock, net of issuance costs........       89,100       412,570
  Purchase of treasury stock................................   (4,924,163)   (4,760,795)
  Proceeds from reissuance of treasury stock................       75,150        47,776
  Payment of dividends......................................     (368,523)     (363,795)
  Proceeds from issuance of long-term debt..................    9,700,000     3,500,000
  Payment on principal of long-term debt....................     (996,488)   (1,122,474)
                                                              -----------   -----------
      Net cash provided (used) by financing activities......    3,575,076    (2,286,718)
                                                              -----------   -----------
      Net decrease in cash and cash equivalents.............     (183,776)   (2,342,200)
Cash and cash equivalents at beginning of period............      387,471     2,729,671
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   203,695   $   387,471
                                                              ===========   ===========

                           OLD GUARD INSURANCE GROUP

                            SCHEDULE IV--REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

          COLUMN A              COLUMN B      COLUMN C       COLUMN D       COLUMN E      COLUMN F
                                                                                         PERCENTAGE
                                              CEDED TO     ASSUMED FROM                  OF AMOUNT
                                 GROSS          OTHER         OTHER           NET        ASSUMED TO
                                 AMOUNT       COMPANIES     COMPANIES        AMOUNT         NET
                              ------------   -----------   ------------   ------------   ----------
FOR THE YEAR ENDED DECEMBER
  31, 1999..................  $112,684,422   $ 4,343,178    $2,706,494    $111,047,738     2.44%
FOR THE YEAR ENDED DECEMBER
  31, 1998..................  $ 86,387,587   $18,360,030    $7,318,407    $ 75,345,964     9.71%
FOR THE YEAR ENDED DECEMBER
  31, 1997..................  $ 83,991,527   $24,817,610    $3,254,677    $ 62,428,594     5.20%

                           OLD GUARD INSURANCE GROUP
 SCHEDULE VI--SUPLEMENTAL INFORMATION CONCERNING PROPERTY & CASUALTY INSURANCE
                                   OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

          COLUMN A              COLUMN B      COLUMN C       COLUMN D       COLUMN E       COLUMN F      COLUMN G

                                DEFERRED     RESERVE FOR
                                 POLICY      LOSSES AND     DISCOUNT IF                      NET           NET
                               ACQUISITION    LOSS ADJ     ANY DEDUCTED     UNEARNED        EARNED      INVESTMENT
AFFILIATION WITH REGISTRANT       COSTS       EXPENSES      IN COLUMN C     PREMIUMS       PREMIUMS       INCOME
---------------------------    -----------   -----------   -------------   -----------   ------------   ----------
CONSOLIDATED PROPERTY & CASUALTY ENTITIES
  December 31, 1999..........  $11,306,258   $55,697,390       $ --        $46,371,346   $111,047,738   $6,189,098
  December 31, 1998..........  $ 9,423,124   $52,707,951       $ --        $39,812,585   $ 75,345,964   $6,179,394
  December 31, 1997..........  $ 7,318,767   $48,718,666       $ --        $36,535,108   $ 62,428,594   $5,876,708

          COLUMN A                       COLUMN H               COLUMN I      COLUMN J       COLUMN K
                                                                                PAID
                               LOSSES AND LAE                                  LOSSES
                                  INCURRED                                    AND LOSS         NET
                                   CURRENT          PRIOR         AMORT      ADJUSTMENT      WRITTEN
AFFILIATION WITH REGISTRANT         YEAR            YEAR         OF DPAC      EXPENSES       PREMIUMS
---------------------------    ---------------   -----------   -----------   -----------   ------------
CONSOLIDATED PROPERTY & CASUA
  December 31, 1999..........    $73,548,000     $(2,757,771)  $24,348,107   $60,313,293   $118,170,287
  December 31, 1998..........    $50,652,000     $(2,256,569)  $20,857,284   $49,178,454   $ 83,925,644
  December 31, 1997..........    $42,857,000     $(4,342,940)  $16,398,006   $41,979,977   $ 66,063,881

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated by reference to the Company's definitive proxy statement filed on April 13, 1999 and used in connection with the 2000 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 2000 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 2000 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference from the Company's proxy statement with respect to the 2000 annual meeting of shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 2.1 Joint Plan of Conversion, dated as of May 31, 1996, as amended and restated July 19, 1996, of Old Guard Mutual
      Insurance Group, Old Guard Mutual Fire Insurance Company and
      Goshenhoppen-Home Mutual Insurance Company (Incorporated by reference to Exhibit 2.1 to the Company" Registration
      Statement No. 333-12779 on Form S-1)

 3.1  Articles of Incorporation of Old Guard Group, Inc.
      (Incorporated by reference to Exhibit 3.1 to the Company's
      Registration Statement No. 333-12779 on Form S-1)

 3.2 Bylaws of Old Guard Group, Inc. (Incorporated by reference to Exhibit to the Company's Registration Statement No.
      333-12779 on Form S-1)

 4.1 Form of certificate evidencing shares of Old Guard Group, Inc. (Incorporated herein by reference to Exhibit 1 to the Registration Statement on Form 8-A (file No. 000-21611) of
      Old Guard Group, Inc.)

10.1  Old Guard Group, Inc.--Management Recognition Plan*
      (Incorporated by reference to Exhibit 10.1 to the Company's
      Registration Statement No. 333-12799 on Form S-1)

10.2  Old Guard Group, Inc.--1996 Stock Compensation Plan*
      (Incorporated by reference to Exhibit 10.2 to the Company's
      Registration Statement No. 333-12779 on Form S-1)

10.3  Old Guard Group, Inc.--Employee Stock Ownership Plan*
      (Incorporated by reference to Exhibit 10.3 to the Company's
      Registration Statement No. 333-12779 on Form S-1)

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

10.8  Employment Agreement, dated as of January 1, 1999, between
      Old Guard Group, Inc. and Henry J. Straub* (Incorporated by
      reference to the Registrant's Form 10-K filed March 31,
      1999)

10.9  Shareholder Rights Agreement dated February 9, 1999, between
      Old Guard Group, Inc. and American Stock Transfer and Trust
      Company, as trustee. (Incorporated by reference to theRegistrant's Form 10-K filed March 31, 1999)

21    List of Subsidiaries of Old Guard Group, Inc.**

23    Consent of PricewaterhouseCoopers LLP**

27    Financial Data Schedule**

99    Financial Statements**

------------------------

 *  Denotes a compensatory plan, contract or arrangement.

**  Filed herewith

(B) REPORTS ON FORM 8-K.

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       OLD GUARD GROUP, INC.
                                                       (Registrant)

                                                       By              /s/ DAVID E. HOSLER
                                                            -----------------------------------------
                                                                         David E. Hosler,
                                                             CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
March   , 2000                                                               OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated.

SIGNATURE                                                          TITLE
---------                                              ------------------------------
/s/ JAMES W. APPEL
-------------------------------------------            Director                        March 27, 2000
James W. Appel

-------------------------------------------            Director                        March   , 2000
E. Matthew Brown

/s/ LUTHER R. CAMPBELL, JR.
-------------------------------------------            Director                        March 29, 2000
Luther R. Campbell, Jr.

/s/ M. SCOTT CLEMENS
-------------------------------------------            Director                        March 23, 2000
M. Scott Clemens

/s/ DAVID E. HOSLER
-------------------------------------------            Chairman of Board and Director  March 29, 2000
David E. Hosler

/s/ ROBERT L. GOLDSTEIN
-------------------------------------------            Director                        March 28, 2000
Robert L. Goldstein

/s/ G. ARTHUR WEAVER
-------------------------------------------            Director                        March 29, 2000
G. Arthur Weaver

/s/ ROBERT L. WECHTER
-------------------------------------------            Director                        March 23, 2000
Robert L. Wechter

/s/ NOAH W. KREIDER, JR.
-------------------------------------------            Director                        March 23, 2000
Noah W. Kreider, Jr.

/s/ KAREN M. BALABAN
-------------------------------------------            Director                        March 29, 2000
Karen M. Balaban

/s/ HENRY J. STRAUB                                    Chief Financial Officer and
-------------------------------------------              Treasurer (Principal          March 30, 2000
Henry J. Straub                                          Financial Officer)

/s/ JAY S. SIDHU
-------------------------------------------            Director                        March 24, 2000
Jay S. Sidhu

                                 EXHIBIT INDEX

NUMBER                  TITLE
------                  -----
         2.2            Joint Plan of Conversion, dated as of May 31, 1996, as
                        amended and restated July 19, 1996, of Old Guard Mutual
                        Insurance Group, Old Guard Mutual Fire Insurance Company and
                        Goshenhoppen-Home Mutual Insurance Company (Incorporated by
                        reference to Exhibit 2.1 to the Company" Registration
                        Statement No. 333-12779 on Form S-1)

         3.1            Articles of Incorporation of Old Guard Group, Inc.
                        (Incorporated by reference to Exhibit 3.1 to the Company's
                        Registration Statement No. 333-12779 on Form S-1)

         3.2 Bylaws of Old Guard Group, Inc. (Incorporated by reference to Exhibit to the Company's Registration Statement No.
                        333-12779 on Form S-1)

         4.1 Form of certificate evidencing shares of Old Guard Group, Inc. (Incorporated herein by reference to Exhibit 1 to the Registration Statement on Form 8-A (file No. 000-21611) of
                        Old Guard Group, Inc.)

        10.1            Old Guard Group, Inc.--Management Recognition Plan*
                        (Incorporated by reference to Exhibit 10.1 to the Company's
                        Registration Statement No. 333-12799 on Form S-1)

        10.2            Old Guard Group, Inc.--1996 Stock Compensation Plan*
                        (Incorporated by reference to Exhibit 10.2 to the Company's
                        Registration Statement No. 333-12779 on Form S-1)

        10.3            Old Guard Group, Inc.--Employee Stock Ownership Plan*
                        (Incorporated by reference to Exhibit 10.3 to the Company's
                        Registration Statement No. 333-12779 on Form S-1)

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

        10.8            Employment Agreement, dated as of January 1, 1999, between
                        Old Guard Group, Inc. and Henry J. Straub* (Incorporated by
                        reference to the Registrant's Form 10-K filed March 31,
                        1999)

        10.9            Shareholder Rights Agreement dated February 9, 1999, between
                        Old Guard Group, Inc. and American Stock Transfer and Trust
                        Company, as trustee. (Incorporated by reference to the
                        Registrant's Form 10-K filed March 31, 1999)

          21            List of Subsidiaries of Old Guard Group, Inc.**

          23            Consent of PricewaterhouseCoopers LLP**

          27            Financial Data Schedule**

          99            Financial Statements**

------------------------

*   Denotes a compensatory plan, contract or arrangement.

**  Filed herewith