Form 10-Q
period 2000-03-31
OLD GUARD GROUP INC
filed 2000-05-12
CIK 1022794

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
       ____________.

                                     0-16533
                            ------------------------
                            (Commission File Number)

                              Old Guard Group, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Pennsylvania                                           23-2852984
 ----------------------                                ----------------------
(State of Incorporation)                              (IRS Employer ID Number)

    2929  Lititz Pike, Lancaster, PA                           17604
 --------------------------------------                      ---------
(Address of Principal Executive Offices)                    ( Zip Code)

         717-569-5361
 -----------------------------
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of Shares Outstanding as of April 30, 2000:

Common Stock (No Par Value)                                3,708,571
---------------------------                          ----------------------
      (Title of Class)                                (Outstanding Shares)

                              OLD GUARD GROUP, INC.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2000

                                    Contents


Part I   -        FINANCIAL INFORMATION                                       Page No.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                           March 31, 2000 and December 31, 1999                         3
                  Consolidated Statements of Income and Comprehensive
                           Income for the Three Months Ended March 31,
                           2000 and 1999                                                4
                  Consolidated Statement of Shareholders' Equity for
                           the Three Months Ended March 31, 2000                        5
                  Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2000 and 1999                         6
                  Notes to Consolidated Financial Statements                            7

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                   10

PART II  -        OTHER INFORMATION

Item 1.           Legal Proceedings                                                    15

Item 2.           Change in Securities                                                 15

Item 3.           Defaults upon Senior Securities                                      15

Item 4.           Submission of Matters to a Vote of Security Holders                  15

Item 5.           Other Information                                                    15

Item 6.           Exhibits and Reports on Form 8 - K                                   15


                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             AS OF            AS OF
                                                                        MARCH 31, 2000   DECEMBER 31, 1999
                                                                        --------------   -----------------
ASSETS
Investments:
       Fixed income securities
            Held to maturity, at amortized cost .....................   $  34,333,234    $  35,128,390
            Available for sale, at fair value .......................      62,444,363       62,142,865
       Preferred stocks, available for sale, at fair value ..........       6,379,689        6,441,999
       Common stocks, available for sale, at fair value .............      17,802,960       16,437,575
       Other invested assets ........................................       4,532,762        4,541,644
                                                                        -------------    -------------
                  Total investments .................................     125,493,008      124,692,473

Cash and cash equivalents ...........................................      10,966,877       14,092,314
Receivables:
       Premiums .....................................................      16,689,651       14,556,771
       Reinsurance ..................................................       2,949,331        8,992,729
       Investment income ............................................       1,401,196        1,343,594
       Affiliates ...................................................       1,053,624          444,521
Prepaid reinsurance premiums ........................................       9,777,152          419,842
Deferred policy acquisition costs ...................................       9,597,438       11,306,258
Deferred income taxes ...............................................         969,502        1,009,666
Property and equipment ..............................................      19,149,939       19,220,861
Goodwill ............................................................         647,949          661,735
Other assets ........................................................       3,451,461        2,734,526
                                                                        -------------    -------------
     Total assets ...................................................   $ 202,147,128    $ 199,475,290
                                                                        =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

       Losses and loss adjustment expenses ..........................   $  56,664,798    $  55,697,390
       Unearned premiums ............................................      49,056,597       46,371,346
       Accrued expenses .............................................       4,065,513        5,949,491
       Long-term debt ...............................................      12,583,396       12,822,562
       ESOP liability ...............................................       3,151,597        3,234,293
       Other liabilities ............................................       4,591,061        3,833,748
                                                                        -------------    -------------
            Total liabilities .......................................     130,112,962      127,908,830
                                                                        -------------    -------------
Minority interest ...................................................         895,433          935,675
                                                                        -------------    -------------
Shareholders' Equity:

       Preferred stock (5,000,000 shares authorized; none  issued and
            outstanding) ............................................            --               --
        Common Stock (15,000,000 shares authorized;
            4,257,327 shares issued; 3,599,634 and
            3,596,353 shares outstanding; no par) ...................      38,865,703       38,865,703
       Additional paid-in capital ...................................       4,201,377        4,212,021
       Deferred compensation ........................................      (4,562,345)      (4,778,432)
       Retained earnings ............................................      38,905,724       38,540,660
       Net unrealized investment gains, net of deferred income taxes        3,098,898        3,215,957
       Treasury stock, at cost (657,693 and 660,974 shares) .........      (9,370,624)      (9,425,124)
                                                                        -------------    -------------
            Total shareholders' equity ..............................      71,138,733       70,630,785
                                                                        -------------    -------------
            Total liabilities and shareholders' equity ..............   $ 202,147,128    $ 199,475,290
                                                                        =============    =============


       The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                  FOR THE THREE   FOR THE THREE
                                                                  MONTHS ENDED    MONTHS ENDED
                                                                  MARCH 31, 2000  MARCH 31, 1999
                                                                  --------------  ---------------
Revenue:
         Net premiums written .................................   $ 18,254,269    $ 26,482,463
         Change in net unearned premiums ......................      6,672,059      (1,100,385)
                                                                  ------------    ------------

         Net premiums earned ..................................     24,926,328      25,382,078

         Investment income, net of expenses ...................      1,747,318       1,444,410
         Net realized investment gains ........................        613,672         907,703
         Other revenue ........................................        779,120       1,165,455
                                                                  ------------    ------------

         Total revenue ........................................     28,066,438      28,899,646
                                                                  ------------    ------------
Expenses:
         Losses and loss adjustment expenses incurred .........     17,131,531      15,830,450
         Operating expenses ...................................      9,849,027      12,562,329
         Interest expense .....................................        305,900         146,607
                                                                  ------------    ------------
         Total expenses .......................................     27,286,458      28,539,386
                                                                  ------------    ------------
Income before income tax and minority interest ................        779,980         360,260

Income tax expense ............................................        262,173          96,710
                                                                  ------------    ------------
Income before minority interest ...............................        517,807         263,550

Minority interest in income (loss) of consolidated subsidiaries        (16,469)         91,708
                                                                  ------------    ------------
Net income ....................................................   $    534,276    $    171,842
                                                                  ------------    ------------
Other comprehensive loss, before tax:
         Unrealized holding gains (losses) ....................        436,310        (250,833)
         Less: Reclassification adjustment for gains
           included in net income .............................        613,672         907,703
                                                                  ------------    ------------
Other comprehensive loss, before tax ..........................       (177,362)     (1,158,536)
Income tax expense related to items of other
         comprehensive income .................................        (60,303)       (367,615)
                                                                  ------------    ------------
Other comprehensive loss, net of tax ..........................       (117,059)       (790,921)
                                                                  ------------    ------------
Comprehensive income (loss) ...................................   $    417,217    $   (619,079)
                                                                  ============    ============
Earnings per share
         Basic ................................................           0.16            0.05
         Diluted ..............................................           0.16            0.05


The accompanying notes are an integral part of the consolidated financial statements.

                   OLD GUARD GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               (UNAUDITED)



                                                                                              NET
                                                                                           UNREALIZED
                                                                                           INVESTMENT
                                                    ADDITIONAL                             GAINS, NET
                               COMMON STOCK          PAID-IN       DEFERRED     RETAINED   OF DEFERRED    TREASURY
                           -----------------------
                            SHARES       AMOUNT      CAPITAL     COMPENSATION   EARNINGS   INCOME TAXES     STOCK        TOTAL
                           ---------   -----------  ----------   ------------  ----------  ------------  ------------  -----------
Balance, January 1, 2000   3,596,353   $38,865,703  $4,212,021   $(4,778,432)  $38,540,660  $3,215,957   $(9,425,124)  $70,630,785

Comprehensive income:
  Net income                                                                       534,276                                 534,276
  Unrealized losses on
   investments, net of
   reclassification
   adjustment                                                                                 (117,059)                   (117,059)
                                                                                                                        ----------
Comprehensive income                                                                                                       417,217
                                                                                                                        ----------
Dividends ($.05 per share)                                                        (169,212)                               (169,212)

Reissuance of treasury stock   2,081                   (10,183)                                               31,475        21,292

Stock-based compensation       1,200                      (461)      216,087                                  23,025       238,651
                           ---------   -----------  ----------   ------------  -----------  ----------   ------------  -----------
Balance, March 31, 2000    3,599,634   $38,865,703  $4,201,377   $(4,562,345)  $38,905,724  $3,098,898   $(9,370,624)  $71,138,733
                           =========   ===========  ==========   ============  ===========  ==========   ============  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 FOR THE THREE   FOR THE THREE
                                                                                 MONTHS ENDED    MONTHS ENDED
                                                                                 MARCH 31, 2000  MARCH 31, 1999
                                                                                 --------------  --------------
Cash flows from operating activities:
         Net income ..........................................................   $    534,276    $    171,842

         Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization ...............................        571,825         587,429
                 Net realized investment gains ...............................       (613,672)       (907,426)
                 Deferred income tax expenses ................................        100,468         129,403
                 Non-cash compensation expense ...............................        238,650         223,479
                 Other .......................................................        (19,655)         22,641
                 (Increase) decrease in assets:
                        Receivables ..........................................      3,243,813      (2,643,290)
                        Prepaid reinsurance premiums .........................     (9,357,310)        313,342
                        Deferred policy acquisition costs ....................      1,708,820        (263,226)
                        Other assets .........................................       (806,935)       (301,637)
                 Increase (decrease) in liabilities:
                        Losses and loss adjustment expenses ..................        967,408       2,641,916
                        Unearned premiums ....................................      2,685,251         787,042
                        Accrued expenses .....................................     (1,883,978)       (648,617)
                        Other liabilities ....................................      1,330,538        (449,826)
                                                                                   ------------    ------------
                 Net cash used by operating activites ........................     (1,300,501)       (336,928)
                                                                                   ------------    ------------
Cash flows from investing activities:
         Cost of purchases of fixed income securities
                 Held to maturity ............................................       (244,783)     (1,380,472)
                 Available for sale ..........................................     (6,591,075)     (3,879,155)
         Proceeds from sales of fixed income securities
                 Available for sale ..........................................      5,391,320       6,201,427
         Proceeds from maturities of fixed income securities
                 Held to maturity ............................................      1,036,370       2,295,200
                 Available for sale ..........................................      1,437,431       1,217,473
         Cost of equity securities acquired ..................................     (2,370,997)     (1,880,173)
         Proceeds from sales of equity securities ............................      1,069,293       1,824,506
         Change in receivable/payable for securities .........................       (483,225)        223,781
         Proceeds from sales of other invested assets ........................           --            18,000
         Acquisition of subsidiary, net of cash acquired .....................           --        (3,659,431)
         Cost of purchases of property and equipment .........................       (575,715)       (844,461)
         Proceeds from sales of property and equipment .......................           --               350
                                                                                   ------------    ------------
                 Net cash provided (used) by investing activities ............     (1,331,381)        137,045
                                                                                   ------------    ------------
Cash flows from financing activities:
         Exercise of common stock options ....................................           --            79,100
         Purchase of treasury stock ..........................................           --          (297,903)
         Proceeds from reissuance of treasury stock ..........................         21,292          36,888
         Payment of dividends ................................................       (169,212)       (185,237)
         Distributions to minority interest ..................................        (23,773)
         Proceeds from issuance of long-term debt ............................           --         6,000,000
         Repayment of long-term debt .........................................       (321,862)       (143,078)
                                                                                   ------------    ------------
                 Net cash provided (used) by financing activities ............       (493,555)      5,489,770
                                                                                   ------------    ------------
                 Net increase (decrease) in cash and cash equivalents ........     (3,125,437)      5,289,887
                                                                                   ------------    ------------
Cash and cash equivalents at beginning of period .............................     14,092,314       6,121,983
                                                                                   ------------    ------------
Cash and cash equivalents at end of period ...................................   $ 10,966,877    $ 11,411,870
                                                                                 ==============  ==============
Cash paid (received) during the year for:
         Interest ............................................................   $    303,814    $    125,652
         Income taxes ........................................................   $    (48,667)   $     17,093


The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         The consolidated financial statements include the accounts of Old Guard Group, Inc. and its wholly-owned subsidiaries (OGGI), Old Guard Insurance Company (Old Guard), Old Guard Fire Insurance Company (Old Guard Fire), First Patriot Insurance Company (First Patriot), Investors Southern Corporation (Southern), Old Guard Insurance Management Company (OGIMC), 2929 Service Corporation and OGGI's 80% owned subsidiary, First Delaware Insurance Company (First Delaware). Effective January 1, 2000, New Castle Insurance Company of Delaware, previously a wholly owned subsidiary of Old Guard Group, Inc., merged into Old Guard.

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

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1999 included in OGGI's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the current year presentation.

3.       EARNINGS PER SHARE

         The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share for the three months ended:


                                                                    MARCH 31, 2000         MARCH 31, 1999
                                                                 ----------------------  --------------------
           Net income for basic and diluted
               earnings per share                                $             534,276   $           171,842
                                                                 ======================  ====================

           Average common shares outstanding                                 3,279,502             3,563,037
               Treasury shares in MRP trust                                    108,978               133,736
               Outstanding stock options                                        42,031                40,250
                                                                 ----------------------  --------------------
           Average dilutive shares outstanding                               3,430,511             3,737,023
                                                                 ======================  ====================


4.       BUSINESS SEGMENTS

         OGGI has two business segments, property and casualty (P&C) and title. Old Guard, Old Guard Fire, First Patriot and First Delaware make up the P&C segment while Southern makes up the title segment. The following table reflects OGGI's total revenues and pre-tax income by principle business segment.


                                          MARCH 31, 2000  MARCH 31, 1999
                                          --------------  --------------
Revenue:

        P & C operations ..............   $ 24,289,523    $ 24,007,775
        Title operations ..............      2,956,943       3,755,267
        Net realized investment gains .        613,672         907,703
        Other .........................        206,300         228,901
                                         ------------     ------------

        Total revenue .................   $ 28,066,438    $ 28,899,646
                                          ============    ============

Pretax income:

        P & C operations ..............   $    570,953    $   (677,369)
        Title operations ..............       (162,267)        259,147
        Net realized investment gains .        613,672         907,703
        Other .........................       (242,378)       (129,221)
                                          ------------    ------------

Income before income taxes
   and minority interest ..............        779,980         360,260

Income tax expense ....................        262,173          96,710
                                          ------------    ------------

Income before minority interest .......        517,807         263,550

Minority interest in earnings (loss) of
        consolidated subsidiaries .....        (16,469)         91,708
                                          ------------    ------------

Net income ............................   $    534,276    $    171,842
                                          ============    ============


5.        NEW ACCOUNTING PRONOUNCEMENTS

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

6.        SUBSEQUENT EVENT

          On May 10, 2000, OGGI and Ohio Farmers Insurance Company (Ohio Farmers) signed an Agreement and Plan of Reorganization whereby Ohio Farmers has agreed to purchase all of the outstanding capital stock of OGGI for $12 per share in cash. The transaction, which is subject to shareholder approval and regulatory approvals, is expected to close in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPERTY AND CASUALTY (P&C) OPERATIONS

         PREMIUMS. Gross P&C premiums written increased $7.6 million, or 31.2%, to $32.0 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The cause of this increase was significant growth in direct written premium in personal automobile and workers' compensation lines, as well as moderate growth in commercial package and commercial automobile lines of business.

         Premiums ceded to reinsurers increased $15.4 million to $16.0 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in ceded premiums was directly attributable to the institution of a 20% quota share reinsurance agreement effective January 1, 2000 on all business written by Old Guard, Old Guard Fire, and First Patriot (the Insurance Companies). Under the agreement, the Insurance Companies cede 20% of subject premiums and losses and loss adjustment expenses, subject to a loss corridor, and receive a 36% ceding commission on the premium ceded. Ceded premiums written and ceded premiums earned under the agreement amounted to $14.6 million, which includes $8.8 million related to the transfer of unearned premium at the inception of the agreement, and $5.3 million, respectively, for the quarter ending March 31, 2000. The result is a pro-rata sharing of risk with the reinsurer and protection of the Insurance Companies' surplus from high frequency, low severity losses.

         Net premiums written decreased $7.8 million, or 32.7%, to $16.0 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The change in net premiums earned was negligible during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease in net premiums written and the relatively unchanged level of net premiums earned were directly attributable to the effects of the implementation of the Insurance Companies' quota share treaty offset by increases in gross premiums written as previously discussed.

         OTHER REVENUE. Other revenue of P&C operations decreased $29,000, or 13.2% to $189,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. Net losses and loss adjustment expenses incurred in P&C operations increased by $1.3 million, or 8.3%, to $17.0 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The loss and loss adjustment expense ratio was 75.1% for the three months ended March 31, 2000 versus 69.4% for the comparable period in 1999. The increase in loss and loss adjustment expenses can be attributed to higher than expected losses in personal lines products including personal automobile and homeowners.

         OPERATING EXPENSES. Operating expenses of P&C operations decreased by $2.3 million, or 25.5%, to $6.8 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The expense ratio was 29.4% for the three months ended March 31, 2000 compared to 39.7% for the three months ended March 31, 1999. These decreases are primarily the result of the implementation of the 20% quota share agreement that generated $2.9 million in commission income in the first quarter of 2000.

TITLE OPERATIONS

         PREMIUMS. Title insurance premiums decreased approximately $476,000, or 17.4%, to $2.3 million for the three months ended March 31, 2000, compared to $2.7 million for the three months ended March 31, 1999. Higher interest rates during the current quarter, which tend to reduce the number of real estate transactions, contributed to both a decline in direct premiums of 38.6% and affiliated and non-affiliated agency premiums of 13.0% as compared to the same period of the prior year.

         OTHER REVENUE. Other revenues of title operations, which consist primarily of search, title exam, copy charges and escrow fees, decreased approximately $357,000, or 37.8%, to $0.6 million for the current period as compared to $0.9 million for the comparable prior year period. Higher interest rates and their impact on real estate transactions also negatively impacted other revenues.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses incurred in title operations decreased $8,000, or 6.9%, to $109,000 for the three months ended March 31, 2000 compared to $117,000 for the three months ended March 31, 1999 primarily as a result of the decrease in earned premiums for the same period. The expense related to the change in reserves for known claims increased $21,000 to $94,000 for the three months ended March 31, 2000 versus $73,000 for the comparable period in 1999, while the expense related to the change in the reserve for incurred but not reported (IBNR) claims decreased $29,000 to $15,000 for the current year period compared to $44,000 in the prior year period.

         OPERATING EXPENSES. Operating expenses of title operations decreased approximately $366,000, or 10.9%, to $3.0 million for the current year quarter compared to $3.4 million for the comparable quarter of the prior year. The decrease is comprised of a decrease in agent commissions of approximately $125,000 and a decrease in other operating expenses of approximately $240,000. The decrease in commissions paid to agents of approximately 9.1% was due primarily to the 8.9% decrease in premiums written by non-affiliated agencies during the period. The decrease in other operating expenses is primarily the result of a decrease in salary and employee benefits of $196,000 and other costs of $44,000.

COMBINED P&C AND TITLE OPERATIONS

         NET INVESTMENT INCOME. Net investment income increased 21.0%, to $1,747,000 for the three months ended March 31, 2000 from $1,444,000 for the three months ended March 31, 1999 while average cash and invested assets increased $8.5 million, or 6.7%. For the three months ended March 31, 2000, the yield on average cash and invested assets was 5.2% compared to 4.6% for the three months ended March 31, 1999. The increase in yield is primarily a result of the increasing interest rate environment.

         NET REALIZED INVESTMENT GAINS. Net realized investment gains were $614,000 for the three months ended March 31, 2000, compared to $908,000 for the comparable period in 1999.

The reduction in realized investment gains is a result of increasing interest rates which caused a decline in the prices of fixed income securities.

         FEDERAL INCOME TAX EXPENSE. Federal income tax as a percentage of pre-tax income was 33.6% and 26.8% for the three months ended March 31, 2000 and 1999, respectively. The increase in the effective tax rate is primarily attributable to the reduction in tax exempt income from minority interests in subsidiaries of Southern.

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

         OGGI's property and casualty subsidiaries have in place an unsecured line of credit with a financial institution under which they may borrow up to an aggregate of $1.5 million to fund claims in the event of catastrophic losses not covered under reinsurance. As of March 31, 2000, no amounts were borrowed against these lines of credit. Under a separate $400,000 unsecured operating line of credit, Southern has borrowed $352,368 to meet its operating cash requirements.

         OGGI also maintains a $15,000,000 acquisition line of credit which is subject to certain approvals by the granting institution before funds can be drawn and bears interest at LIBOR plus 1.50%. At March 31, 2000, OGGI maintained a balance of $9,069,000 on this line of credit of which $5,400,000 was used to fund the acquisition of Southern and $3,669,000 used to purchase treasury stock.

         Net cash used by operating activities was $1,301,000 and $337,000 during the first three months of 2000 and 1999, respectively. In 2000, the negative cash flow from operations is primarily a result of increased loss and loss adjustment expense payments.

         In 2000, cash used by investing activities was $1.3 million as OGGI continued to invest in computer systems as well as lowered its cash balance by investing in equity securities. In 1999, cash provided by investing activities was $137,000 as OGGI sold some fixed income securities and invested the proceeds in Southern.

         In 2000, cash used by financing activities was $494,000, a direct result of the repayment of bank loans and the payment of dividends. In 1999, cash provided by financing activities was $5.5 million as OGGI obtained a $6.0 million loan to help it finance its acquisition of Southern. The $6,000,000 loan has a term of five years with a fixed interest rate of 7.05%.

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

         With the assistance of outside consulting groups, OGGI began evaluating and reprogramming its IT systems to address the Year 2000 Issue in late 1995. OGGI's Year 2000 systems' program consisted of four phases: (i) identifying systems requiring remediation; (ii) assessing the requirements to remediate those systems; (iii) remediating those systems to make them Year 2000 ready by either modifying or replacing them; and (iv) testing the systems for Year 2000 readiness, including, where applicable, that they properly interface with third parties. Prior to the end of 1999, OGGI remediated and tested its IT systems that were determined to be critical to maintaining operations or the failure of which would result in significant costs or disruption of operation ("mission critical systems") and its non-IT systems. As of May 1, 2000, OGGI has not experienced any material disruptions to its business due to Year 2000 Issues with its mission critical systems or non-IT systems. The cost of OGGI's Year 2000 readiness work was approximately $200,000.

         As of May 1, 2000, OGGI was not aware of any Year 2000 problems with third parties with which OGGI has a direct and material relationship.

         It is possible that OGGI's computerized systems could be affected in the future by the Year 2000 Issue. OGGI has numerous computerized interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their Year 2000 Issues. Systems failures resulting from these issues could cause significant disruptions to OGGI's operations. As of May 1, 2000, there do not appear to have been any such failures.

         Although there have been no apparent Year 2000 problems related to internal systems and third parties, OGGI may have underwriting exposure related to the Year 2000 Issue. Businesses materially damaged as a result of the Year 2000 Issue may attempt to recoup their losses by claiming coverage under various types of insurance policies underwritten by OGGI and by ceding companies to whom OGGI provides reinsurance. OGGI has attempted, whenever possible, to avoid or otherwise limit its potential Year 2000 exposure through its underwriting process. In the event that claims for Year 2000 Issues are asserted against OGGI, it is not possible to predict whether or not coverage could ultimately be found to exist by courts in various jurisdictions, or, if found, the effect thereof on OGGI. In addition, even if such coverage were found not to exist, which cannot be predicted, the costs of litigation could be material. In the absence of any claims experience at this time, such losses and costs are not currently reasonably estimable. As of May 1, 2000, OGGI has not received notice of any material claims from insureds based on the Year 2000 Issue.

         FORWARD-LOOKING STATEMENTS

         Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made throughout this report constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to those associated with factors affecting the property-casualty and title insurance industries generally, including price competition, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; OGGI's dependence on investment income; the geographic concentration of OGGI's business in the Northeast United States, the adequacy of OGGI's liability for losses and loss adjustment expenses; government regulation of the insurance industry; the inability of OGGI or third parties to achieve Year 2000 compliance and the other risks and uncertainties discussed or indicated in all documents filed by OGGI with the Securities and Exchange Commission. OGGI expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the release of this report.

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

                                    OLD GUARD GROUP, INC.

Date:      May 12, 2000             /s/ Henry J. Straub
      ---------------------         -----------------------------------------
                                    Henry J. Straub,
                                    Chief Financial Officer and
                                    Treasurer (principal financial officer and
                                    principal accounting officer)