Form 10-Q
period 2000-06-30
OLD GUARD GROUP INC
filed 2000-08-09
CIK 1022794

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

[  ]     Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange  Act of 1934 for the transition period from ______________ to
         _____________.

                                    0-16533
                            ------------------------
                            (Commission File Number)



                              Old Guard Group, Inc.
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)

       Pennsylvania                                          23-2852984
------------------------                              ------------------------
(State of Incorporation)                              (IRS Employer ID Number)

    2929  Lititz Pike, Lancaster, PA                              17604
----------------------------------------                        -----------
(Address of Principal Executive Offices)                        ( Zip Code)


         717-569-5361
-------------------------------
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

         Number of Shares Outstanding as of July 31, 2000:

Common Stock (No Par Value)                                   3,711,339
---------------------------                              --------------------
     (Title of Class)                                    (Outstanding Shares)

                              OLD GUARD GROUP, INC.

                                    Form 10-Q

                       For the Quarter Ended June 30, 2000

                                    Contents

Part I   -        FINANCIAL INFORMATION                                       Page No.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                           June 30, 2000 and December 31, 1999                  3
                  Consolidated Statements of Income and Comprehensive
                           Income for the Three Months Ended June 30,
                           2000 and 1999                                        4
                  Consolidated Statements of Income and Comprehensive
                           Income for the Six Months Ended June 30, 2000
                           and 1999                                             5
                  Consolidated Statement of Shareholders' Equity for
                           the Six Months Ended June 30, 2000                   6
                  Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2000 and 1999                  7
                  Notes to Consolidated Financial Statements                    8

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                            12

PART II  -        OTHER INFORMATION

Item 1.           Legal Proceedings                                             18

Item 2.           Change in Securities                                          18

Item 3.           Defaults upon Senior Securities                               18

Item 4.           Submission of Matters to a Vote of Security Holders           18

Item 5.           Other Information                                             19

Item 6.           Exhibits and Reports on Form 8 - K                            19

                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        As of                           As of
                                                                                    June 30, 2000                 December 31, 1999
                                                                                ------------------              --------------------
ASSETS
Investments:
       Fixed income securities
            Held to maturity, at amortized cost                                      $ 33,092,186                      $ 35,128,390
            Available for sale, at fair value                                          59,799,955                        62,142,865
       Preferred stocks, available for sale, at fair value                              6,478,410                         6,441,999
       Common stocks, available for sale, at fair value                                17,545,535                        16,437,575
       Other invested assets                                                            3,489,310                         4,541,644
                                                                                ------------------              --------------------
                  Total investments                                                   120,405,396                       124,692,473

Cash and cash equivalents                                                              15,607,927                        14,092,314
Receivables:
       Premiums                                                                        20,297,393                        14,556,771
       Reinsurance                                                                      4,970,768                         8,992,729
       Investment income                                                                1,330,515                         1,343,594
       Affiliates                                                                       1,569,208                           444,521
Prepaid reinsurance premiums                                                           10,893,543                           419,842
Deferred policy acquisition costs                                                      10,468,639                        11,306,258
Deferred income taxes                                                                     834,741                         1,009,666
Property and equipment                                                                 18,885,278                        19,220,861
Goodwill                                                                                  634,163                           661,735
Other assets                                                                            3,609,719                         2,734,526
                                                                                ------------------              --------------------
     Total assets                                                                   $ 209,507,290                     $ 199,475,290
                                                                                ==================              ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Losses and loss adjustment expenses                                           $ 57,876,903                      $ 55,697,390
       Unearned premiums                                                               54,924,812                        46,371,346
       Accrued expenses                                                                 3,787,070                         5,949,491
       Long-term debt                                                                  12,258,318                        12,822,562
       ESOP liability                                                                   3,067,166                         3,234,293
       Other liabilities                                                                4,600,360                         3,833,748
                                                                                ------------------              --------------------
            Total liabilities                                                         136,514,629                       127,908,830
                                                                                ------------------              --------------------
Minority interest                                                                         925,307                           935,675
                                                                                ------------------              --------------------

Shareholders' Equity:
       Preferred stock (5,000,000 shares authorized; none  issued and
            outstanding)                                                                        -                                 -
        Common Stock (15,000,000 shares authorized; 4,257,327 shares issued;
            3,601,402 and 3,596,353 shares outstanding; no par)                        38,865,703                        38,865,703
       Additional paid-in capital                                                       4,185,317                         4,212,021
       Deferred compensation                                                           (4,344,452)                       (4,778,432)
       Retained earnings                                                               39,227,921                        38,540,660
       Net unrealized investment gains, net of deferred income taxes                    3,472,685                         3,215,957
       Treasury stock, at cost (655,925 and 660,974 shares)                            (9,339,820)                       (9,425,124)
                                                                                ------------------              --------------------
            Total shareholders' equity                                                 72,067,354                        70,630,785
                                                                                ------------------              --------------------
            Total liabilities and shareholders' equity                              $ 209,507,290                     $ 199,475,290
                                                                                ==================              ====================

 The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                            For the Three                   For the Three
                                                                            Months Ended                     Months Ended
                                                                            June 30, 2000                   June 30, 1999

                                                                     -------------------------       -------------------------
Revenue:

         Net premiums written                                                    $ 31,748,888                    $ 29,758,931
         Change in net unearned premiums                                           (4,751,823)                     (3,018,405)
                                                                     -------------------------       -------------------------

         Net premiums earned                                                       26,997,065                      26,740,526

         Investment income, net of expenses                                         1,740,434                       1,490,224
         Net realized investment gains                                                657,558                         806,741
         Other revenue                                                                995,991                       1,120,263
                                                                     -------------------------       -------------------------

         Total revenue                                                             30,391,048                      30,157,754
                                                                     -------------------------       -------------------------

Expenses:

         Losses and loss adjustment expenses incurred                              17,939,864                      15,435,294
         Operating expenses                                                        11,571,051                      12,539,835
         Interest expense                                                             311,234                         275,454
                                                                     -------------------------       -------------------------
         Total expenses                                                            29,822,149                      28,250,583
                                                                     -------------------------       -------------------------

Income before income tax and minority interest                                        568,899                       1,907,171

Income tax expense                                                                    148,949                         583,442
                                                                     -------------------------       -------------------------

Income before minority interest                                                       419,950                       1,323,729

Minority interest in income of consolidated subsidiaries                               97,753                         104,904
                                                                     -------------------------       -------------------------
Net income                                                                          $ 322,197                     $ 1,218,825
                                                                     -------------------------       -------------------------

Other comprehensive income, before tax:
         Unrealized holding gains                                                   1,223,903                       1,084,106
         Less: Reclassification adjustment for gains
           included in net income                                                     657,558                         806,741
                                                                     -------------------------       -------------------------

Other comprehensive income, before tax                                                566,345                         277,365
Income tax expense related to items of other
         comprehensive income                                                         192,558                          94,510
                                                                     -------------------------       -------------------------
Other comprehensive income, net of tax                                                373,787                         182,855
                                                                     -------------------------       -------------------------
Comprehensive income                                                                $ 695,984                     $ 1,401,680
                                                                     =========================       =========================

Earnings per share
         Basic                                                                           0.10                            0.34
         Diluted                                                                         0.09                            0.32

The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                          For the Six              For the Six
                                                                                         Months Ended              Months Ended
                                                                                         June 30, 2000            June 30, 1999
                                                                                --------------------------     -------------------
Revenue:

         Net premiums written                                                                $ 50,003,157             $ 56,241,394
         Change in net unearned premiums                                                        1,920,236               (4,118,790)
                                                                                --------------------------     --------------------

         Net premiums earned                                                                   51,923,393               52,122,604

         Investment income, net of expenses                                                     3,487,752                2,934,634
         Net realized investment gains                                                          1,271,230                1,714,444
         Other revenue                                                                          1,775,111                2,285,718
                                                                                --------------------------     -------------------

         Total revenue                                                                         58,457,486               59,057,400
                                                                                --------------------------     -------------------

Expenses:
         Losses and loss adjustment expenses incurred                                          35,071,395               31,265,744
         Operating expenses                                                                    21,420,078               25,102,164
         Interest expense                                                                         617,134                  422,061
                                                                                --------------------------     -------------------

         Total expenses                                                                        57,108,607               56,789,969
                                                                                --------------------------     -------------------

Income before income tax and minority interest                                                  1,348,879                2,267,431

Income tax expense                                                                                411,122                  680,152
                                                                                --------------------------     -------------------

Income before minority interest                                                                   937,757                1,587,279

Minority interest in income of consolidated subsidiaries                                           81,284                  196,612
                                                                                --------------------------     -------------------

Net income                                                                                      $ 856,473              $ 1,390,667
                                                                                --------------------------     -------------------

Other comprehensive income, before tax:
         Unrealized holding gains                                                               1,660,213                  833,273
         Less: Reclassification adjustment for gains
           included in net income                                                               1,271,230                1,714,444
                                                                                --------------------------     -------------------

Other comprehensive income (loss), before tax                                                     388,983                 (881,171)
Income tax expense (benefit) related to items of other
         comprehensive income                                                                     132,255                 (273,105)
                                                                                --------------------------     -------------------

Other comprehensive income (loss), net of tax                                                     256,728                 (608,066)
                                                                                --------------------------     -------------------

Comprehensive income                                                                          $ 1,113,201                $ 782,601
                                                                                ==========================     ===================

Earnings per share
         Basic                                                                                       0.26                     0.39
         Diluted                                                                                     0.25                     0.37

The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                             Net Unrealized
                                                               Additional                                   Investment Gains,
                                        Common Stock             Paid-In        Deferred      Retained       Net of Deferred
                                     Shares        Amount        Capital      Compensation    Earnings         Income Taxes
                                  ------------------------------------------------------------------------------------------------
Balance, January 1, 2000            3,596,353  $ 38,865,703   $ 4,212,021    $ (4,778,432)   $ 38,540,660   $ 3,215,957

Comprehensive income:
     Net income                                                                                   856,473
     Unrealized gains on investments,
         net of reclassification adjustment                                                                     256,728


Comprehensive income


Dividends ($.05 per share)                                                                       (169,212)

Reissuance of treasury stock            2,849                     (13,353)

Stock-based compensation                2,200                     (13,351)        433,980
                                  ------------------------------------------------------------------------------------------------
Balance, June 30, 2000              3,601,402  $ 38,865,703   $ 4,185,317    $ (4,344,452)   $ 39,227,921   $ 3,472,685
                                  ------------------------------------------------------------------------------------------------



                                                Treasury
                                                  Stock         Total
                                            -----------------------------------
Balance, January 1, 2000                    $  (9,425,124)       $  70,630,785

Comprehensive income:
     Net income                                                        856,473
     Unrealized gains on investments,
         net of reclassification adjustment                            256,728

                                                                 --------------
Comprehensive income                                                 1,113,201
                                                                 --------------

Dividends ($.05 per share)                                            (169,212)

Reissuance of treasury stock                       43,091               29,738

Stock-based compensation                           42,213              462,842
                                            ----------------------------------
Balance, June 30, 2000                      $  (9,339,820)       $  72,067,354
                                            ----------------------------------






The accompanying notes are an integral part of the consolidated financial statements.

                     OLD GUARD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  For the Six Months Ended
                                                                                                       June 30, 2000
                                                                                               -----------------------------
Cash flows from operating activities:

         Net income                                                                                      $ 856,473

         Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                                           1,214,624
                 Net realized investment gains                                                          (1,271,230)
                 Deferred income tax expense                                                                42,671
                 Non-cash compensation expense                                                             462,843
                 Other                                                                                      79,156
                 (Increase) decrease in assets:
                        Receivables                                                                     (2,830,269)
                        Prepaid reinsurance premiums                                                   (10,473,701)
                        Deferred policy acquisition costs                                                  837,619
                        Other assets                                                                      (965,193)
                 Increase (decrease) in liabilities:
                        Losses and loss adjustment expenses                                              2,179,513
                        Unearned premiums                                                                8,553,466
                        Accrued expenses                                                                (2,162,421)
                        Other liabilities                                                                1,339,837
                                                                                               --------------------
                 Net cash provided (used) by operating activites                                        (2,136,612)
                                                                                               --------------------

Cash flows from investing activities:
         Cost of purchases of fixed income securities
                 Held to maturity                                                                         (384,892)
                 Available for sale                                                                    (19,517,067)
         Proceeds from sales of fixed income securities
                 Available for sale                                                                     19,444,510
         Proceeds from maturities of fixed income securities
                 Held to maturity                                                                        2,485,980
                 Available for sale                                                                      3,819,003
         Cost of equity securities acquired                                                             (3,831,925)
         Proceeds from sales of equity securities                                                        2,979,875
         Change in receivable/payable for securities                                                      (483,225)
         Cost of purchases of other invested assets                                                              -
         Proceeds from sales of other invested assets                                                      964,438
         Acquisition of subsidiary, net of cash acquired                                                         -
         Cost of purchases of property and equipment                                                      (861,974)
                                                                                               --------------------
                 Net cash provided (used) by investing activities                                        4,614,723
                                                                                               --------------------

Cash flows from financing activities:
         Exercise of common stock options                                                                        -
         Purchase of treasury stock                                                                              -
         Proceeds from reissuance of treasury stock                                                         29,738
         Payment of dividends                                                                             (169,212)
         Distributions to minority interest                                                                (91,652)
         Proceeds from issuance of long-term debt                                                                -
         Repayment of long-term debt                                                                      (731,372)
                                                                                               --------------------
                 Net cash provided (used) by financing activities                                         (962,498)
                                                                                               --------------------
                 Net increase in cash and cash equivalents                                               1,515,613
                                                                                               --------------------
Cash and cash equivalents at beginning of period                                                        14,092,314
                                                                                               --------------------
Cash and cash equivalents at end of period                                                            $ 15,607,927
                                                                                               ====================
Cash paid (received) during the year for:
         Interest                                                                                     $    558,166
         Income taxes                                                                                 $   (219,865)


                                                                                    For the Six Months Ended
                                                                                         June 30, 1999
                                                                                ----------------------------
Cash flows from operating activities:

         Net income                                                                      $ 1,390,667

         Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                             1,226,052
                 Net realized investment gains                                            (1,714,444)
                 Deferred income tax expense                                                 427,418
                 Non-cash compensation expense                                               451,313
                 Other                                                                       183,424
                 (Increase) decrease in assets:
                        Receivables                                                       (2,727,990)
                        Prepaid reinsurance premiums                                         302,545
                        Deferred policy acquisition costs                                   (931,079)
                        Other assets                                                         684,342
                 Increase (decrease) in liabilities:
                        Losses and loss adjustment expenses                                2,464,847
                        Unearned premiums                                                  3,816,244
                        Accrued expenses                                                    (662,925)
                        Other liabilities                                                 (1,399,309)
                                                                                ---------------------
                 Net cash provided (used) by operating activites                           3,511,105
                                                                                ---------------------

Cash flows from investing activities:
         Cost of purchases of fixed income securities
                 Held to maturity                                                         (3,239,990)
                 Available for sale                                                      (11,901,832)
         Proceeds from sales of fixed income securities
                 Available for sale                                                       10,754,400
         Proceeds from maturities of fixed income securities
                 Held to maturity                                                          5,100,566
                 Available for sale                                                        2,920,267
         Cost of equity securities acquired                                               (2,839,931)
         Proceeds from sales of equity securities                                          3,736,070
         Change in receivable/payable for securities                                          23,385
         Cost of purchases of other invested assets                                          (30,000)
         Proceeds from sales of other invested assets                                         18,000
         Acquisition of subsidiary, net of cash acquired                                  (3,661,465)
         Cost of purchases of property and equipment                                      (1,699,528)
                                                                                ---------------------
                 Net cash provided (used) by investing activities                           (820,058)
                                                                                ---------------------

Cash flows from financing activities:
         Exercise of common stock options                                                     89,100
         Purchase of treasury stock                                                         (297,903)
         Proceeds from reissuance of treasury stock                                           36,888
         Payment of dividends                                                               (185,237)
         Distributions to minority interest                                                  (83,164)
         Proceeds from issuance of long-term debt                                          6,000,000
         Repayment of long-term debt                                                        (466,099)
                                                                                ---------------------
                 Net cash provided (used) by financing activities                          5,093,585
                                                                                ---------------------
                 Net increase in cash and cash equivalents                                 7,784,632
                                                                                ---------------------
Cash and cash equivalents at beginning of period                                           6,121,983
                                                                                ---------------------
Cash and cash equivalents at end of period                                              $ 13,906,615
                                                                                =====================
Cash paid (received) during the year for:
         Interest                                                                       $    399,327
         Income taxes                                                                   $   (768,628)

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

         On May 10, 2000, OGGI and Ohio Farmers Insurance Company (Ohio Farmers) signed an Agreement and Plan of Reorganization whereby Ohio Farmers has agreed to purchase all of the outstanding capital stock of OGGI for $12 per share in cash. The transaction, which is subject to shareholder approval and regulatory approvals, is expected to close by November 30, 2000.

2.       BASIS OF PRESENTATION

         The consolidated financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

3.       EARNINGS PER SHARE

         The following table reconciles the numerator and denominator used in basic earnings per share to diluted earnings per share.


                                                  Three Months Ended June 30,               Six Months Ended June 30,
                                                     2000               1999                2000                 1999
                                              ------------------- -----------------  -------------------  -------------------
Net income for basic and diluted
      earnings per share                      $          322,197  $      1,218,825   $          856,473   $        1,390,667
                                              =================== =================  ===================  ===================

Average common shares outstanding                      3,289,039         3,572,130            3,284,270            3,567,609
      Treasury shares in MRP trust                       108,696           140,534              108,838              137,154
      Outstanding stock options                           28,999            42,458               28,999               42,458
                                              ------------------- -----------------  -------------------  -------------------

Average dilutive shares outstanding                    3,426,734         3,755,122            3,422,107            3,747,221
                                              =================== =================  ===================  ===================

4.       BUSINESS SEGMENTS

         OGGI has two primary business segments, property and casualty (P&C) and title. Old Guard, Old Guard Fire, First Patriot and First Delaware make up the P&C segment while Southern makes up the title segment. The following table reflects OGGI's total revenues and pre-tax income by principle business segment.



                                                Three Months Ended June 30,                Six Months Ended June 30,
                                                 2000                 1999                 2000                 1999
                                          -------------------- -------------------  -------------------  -------------------
Revenue:

     P & C operations                            $ 26,224,403        $ 25,239,580         $ 50,513,926          $49,247,355
     Title operations                               3,321,688           4,002,109            6,278,631            7,757,376
     Net realized investment gains                    657,558             806,741            1,271,230            1,714,444
     Other                                            187,399             109,324              393,699              338,225
                                          -------------------- -------------------  -------------------  -------------------

     Total revenue                               $ 30,391,048        $ 30,157,754         $ 58,457,486          $59,057,400
                                          ==================== ===================  ===================  ===================

Pretax income:

     P & C operations                            $     21,628        $    803,977         $    592,581          $   126,608
     Title operations                                 136,692             364,677              (25,575)             623,824
     Net realized investment gains                    657,558             806,741            1,271,230            1,714,444
     Other                                           (246,979)            (68,224)            (489,357)            (197,445)
                                          -------------------- -------------------  -------------------  -------------------

Income before income taxes
   and minority interest                              568,899           1,907,171            1,348,879            2,267,431

Income tax expense                                    148,949             583,442              411,122              680,152
                                          -------------------- -------------------  -------------------  -------------------

Income before minority interest                       419,950           1,323,729              937,757            1,587,279

Minority interest in earnings of
     consolidated subsidiaries                         97,753             104,904               81,284              196,612
                                          -------------------- -------------------  -------------------  -------------------

Net income                                        $   322,197       $   1,218,825         $    856,473          $ 1,390,667
                                          ==================== ===================  ===================  ===================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

PROPERTY AND CASUALTY (P&C) OPERATIONS

         PREMIUMS. Gross P&C premiums written increased $8.9 million, or 31.2%, to $37.4 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The cause of this increase was significant growth in direct written premium in personal automobile and workers' compensation lines, as well as moderate growth in commercial package and commercial automobile lines of business.

         Premiums ceded to reinsurers increased $6.4 million to $8.0 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in ceded premiums was directly attributable to a 20% quota share reinsurance agreement entered into effective January 1, 2000 on all business written by Old Guard, Old Guard Fire, and First Patriot (the Insurance Companies). Under the agreement, the Insurance Companies cede 20% of subject premiums and losses and loss adjustment expenses, subject to a loss corridor, and receive a 36% ceding commission on the premium ceded. The result is a pro-rata sharing of risk with the reinsurer and protection of the Insurance Companies' surplus from high frequency, low severity losses. Ceded premiums written and ceded premiums earned under the agreement amounted to $6.8 million and $5.7 million, respectively, for the quarter ending June 30, 2000.

         Net premiums written increased $2.5 million, or 9.3%, to $29.4 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Net premiums earned increased $769,000, or 3.2%, to $24.6 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in net premiums written and net premiums earned were directly attributable to increases in gross premiums written offset by the effects of the implementation of the Insurance Companies' 20% quota share treaty, as previously discussed.

         OTHER REVENUE. Other revenue of P&C operations increased $73,000, or 84.8% to $159,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in other revenue is primarily attributable to the increase in lease income from tenants in the recently expanded home office facility in Lancaster, Pennsylvania.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. Net losses and loss adjustment expenses incurred in P&C operations increased by $2.5 million, or 16.5% to $17.8 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The loss and loss adjustment expense ratio was 72.4% for the three months ended June 30, 2000 versus 64.1% for the comparable period in 1999. The increase in loss and loss adjustment expenses can be attributed to higher than expected losses in personal lines products, most notably personal automobile and homeowners.

         OPERATING EXPENSES. Operating expenses of P&C operations decreased by $542,000, or 6.0%, to $8.5 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The expense ratio was 33.9% for the three months ended June 30, 2000 compared to 37.6% for the three months ended June 30, 1999. These decreases are primarily the result of the implementation of the 20% quota share agreement that generated $2.1 million in commission income in the second quarter of 2000 offset by other acquisition expenses such as premium taxes and agents commissions which vary directly with direct premiums written.

TITLE OPERATIONS

         PREMIUMS. Title insurance premiums decreased approximately $513,000, or 17.7%, to $2.4 million for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. Higher interest rates during the current quarter, which tend to reduce the number of real estate transactions, contributed to both a decline in direct premiums of 27.2% and affiliated and non-affiliated agency premiums of 16.9% as compared to the same period of the prior year.

         OTHER REVENUE. Other revenues of title operations, which consist primarily of search, title exam, copy charges and escrow fees, decreased approximately $197,000, or 19.1%, to $837,000 for the current period as compared to the comparable prior year period. Higher interest rates and their impact on real estate transactions also negatively impacted other revenues.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses incurred in title operations decreased $26,000, or 18.7%, to $115,000 for the three months ended June 30, 2000 compared to $141,000 for the three months ended June 30, 1999 primarily as a result of the decrease in earned premiums for the same period.

         OPERATING EXPENSES. Operating expenses of title operations decreased approximately $427,000, or 12.2%, to $3.1 million for the current year quarter compared to the comparable quarter of the prior year. The decrease is comprised of a decrease in agent commissions of approximately $244,000 and a decrease in other operating expenses of approximately $183,000. The decrease in commissions paid to agents was due primarily to the 18.8% decrease in premiums written by non-affiliated agencies during the period offset by an increase in commission rates for selected business. The decrease in other operating expenses is primarily the result of a decrease in salary and employee benefits related to the reduction in premiums and other title insurance related activity for the period.

COMBINED P&C AND TITLE OPERATIONS

         NET INVESTMENT INCOME. Net investment income increased 16.8%, to $1.7 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999 while average cash and invested assets increased $5.4 million, or 4.3%. For the three months ended June 30, 2000, the yield on average cash and invested assets was 5.3% compared to 4.8% for the three months ended June 30, 1999. The increase in yield is primarily a result of the increasing interest rate environment.

         NET REALIZED INVESTMENT GAINS. Net realized investment gains were $658,000 for the three months ended June 30, 2000, compared to $807,000 for the comparable period in 1999. The reduction in realized investment gains is a result of losses on the sales of tax exempt fixed income securities which were initiated to take advantage of higher after-tax yields on corporate securities and to protect against alternative minimum taxes.

         FEDERAL INCOME TAX EXPENSE. Federal income tax as a percentage of pre-tax income was 26.2% and 30.6% for the three months ended June 30, 2000 and 1999, respectively. The decrease in the effective tax rate is primarily attributable to higher levels of tax exempt income versus pre-tax income.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

PROPERTY AND CASUALTY (P&C) OPERATIONS

         PREMIUMS. Gross P&C premiums written increased $16.5 million, or 31.2%, to $69.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The cause of this increase was significant growth in direct written premium in personal automobile and workers' compensation lines, as well as moderate growth in commercial package and commercial automobile lines of business.

         Premiums ceded to reinsurers increased $21.7 million to $24.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in ceded premiums was directly attributable to the institution of a 20% quota share reinsurance agreement effective January 1, 2000 on all business written by the Insurance Companies. Under the agreement, the Insurance Companies cede 20% of subject premiums and losses and loss adjustment expenses, subject to a loss corridor, and receive a 36% ceding commission on the premium ceded. The result is a pro-rata sharing of risk with the reinsurer and protection of the Insurance Companies' surplus from high frequency, low severity losses. Cessions under the agreement for the quarter ending June 30, 2000 amounted to $21.4 million of written premiums, which includes $8.8 million related to the transfer of unearned premium at the inception of the agreement, and $11.1 million of earned premiums.

         Net premiums written decreased $5.2 million, or 10.4%, to $45.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Net premiums earned increased $789,000, or 1.7%, to $47.3 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decrease in net premiums written and the moderate increase in net premiums earned were directly attributable to increases in gross premiums written offset by the effects of the implementation of the Insurance Companies' 20% quota share treaty, as previously discussed.

         OTHER REVENUE. Other revenue of P&C operations increased $44,000, or 14.5% to $349,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in other revenue is primarily attributable to the increase in lease income from tenants in the recently expanded home office facility in Lancaster, Pennsylvania.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. Net losses and loss adjustment expenses incurred in P&C operations increased by $3.8 million, or 12.4% to $34.8 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The loss and loss adjustment expense ratio was 73.7% for the six months ended June 30, 2000 versus 66.7% for the comparable period in 1999. The increase in loss and loss adjustment expenses can be attributed to higher than expected losses in personal lines products, most notably personal automobile and homeowners.

         OPERATING EXPENSES. Operating expenses of P&C operations decreased by $2.9 million, or 15.8%, to $15.4 million for the six months ended June 30, 2000 compared to the three months ended June 30, 1999. The expense ratio was 31.8% for the six months ended June 30, 2000 compared to 38.6% for the six months ended June 30, 1999. These decreases are primarily the result of the implementation of the 20% quota share agreement that generated $4.9 million in commission income in the first half of 2000 offset by other acquisition expenses such as premium taxes and agents commissions which vary directly with direct premiums written.

TITLE OPERATIONS

         PREMIUMS. Title insurance premiums decreased approximately $989,000, or 17.6%, to $4.6 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Higher interest rates during the current quarter, which tend to reduce the number of real estate transactions, contributed to both a decline in direct premiums of 32.3% and affiliated and non-affiliated agency premiums of 15.0% as compared to the same period of the prior year.

         OTHER REVENUE. Other revenues of title operations, which consist primarily of search, title exam, copy charges and escrow fees, decreased approximately $555,000, or 28.0%, to $1.4 million for the current period as compared to the comparable prior year period. Higher interest rates and their impact on real estate transactions also negatively impacted other revenues.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses incurred in title operations decreased $35,000, or 13.4%, to $224,000 for the six months ended June 30, 2000 compared to $259,000 for the six months ended June 30, 1999 primarily as a result of the decrease in earned premiums for the same period.

         OPERATING EXPENSES. Operating expenses of title operations decreased approximately $793,000, or 11.6%, to $6.1 million for the current year quarter compared to the comparable quarter of the prior year. The decrease is comprised of a decrease in agent commissions of approximately $369,000 and a decrease in other operating expenses of approximately $427,000. The decrease in commissions paid to agents was due primarily to the 14.1% decrease in premiums written by non-affiliated agencies during the period offset by an increase in commission rates for selected business. The decrease in other operating expenses is primarily the result of a decrease in salary and employee benefits related to the reduction in premiums and other title insurance related activity for the period.

COMBINED P&C AND TITLE OPERATIONS

         NET INVESTMENT INCOME. Net investment income increased 18.8%, to $3.5 million for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999 while average cash and invested assets increased $6.8 million, or 5.4%. For the six months ended June 30, 2000, the yield on average cash and invested assets was 5.3% compared to 4.7% for the six months ended June 30, 1999. The increase in yield is primarily a result of the increasing interest rate environment.

         NET REALIZED INVESTMENT GAINS. Net realized investment gains were $1.3 million for the six months ended June 30, 2000, compared to $1.7 million for the comparable period in 1999. The reduction in realized investment gains is a result of increasing interest rates which caused a decline in the prices of fixed income securities and losses on the sales of tax exempt fixed income securities which were initiated to take advantage of higher after-tax yields on corporate securities and to protect against alternative minimum taxes.

         FEDERAL INCOME TAX EXPENSE. Federal income tax as a percentage of pre-tax income was 30.5% and 30.0% for the six months ended June 30, 2000 and 1999, respectively.

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

         OGGI's property and casualty subsidiaries have in place an unsecured line of credit with a financial institution under which they may borrow up to an aggregate of $1.5 million to fund claims in the event of catastrophic losses not covered under reinsurance. As of June 30, 2000, no amounts were borrowed against these lines of credit. Under a separate $400,000 unsecured operating line of credit, Southern has borrowed $352,000 to meet its operating cash requirements.

         OGGI also maintains a $15,000,000 acquisition line of credit which is subject to certain approvals by the granting institution before funds can be drawn and bears interest at LIBOR plus 1.50%. At June 30, 2000, OGGI maintained a balance of $8,827,000 on this line of credit of which $5,250,000 was used to fund the acquisition of Southern and $3,577,000 used to purchase treasury stock.

         Net cash used by operating activities was $2.1 million during the first six months of 2000 compared to net cash provided by operating activities of $3.5 million during the first six months of 1999. In 2000, the negative cash flow from operations is directly a result of the timing of a $3.9 million payment related to the implementation of the Insurance Companies' quota share treaty.

         In the first six months of 2000, cash provided by investing activities was $4.6 million as OGGI sold fixed income securities and was unable to redeploy the funds until after June 30, 2000. In the first six months of 1999, cash used by investing activities was $820,000 as OGGI acquired Southern and continued to invest in computer systems offset to a large degree by the sale of fixed income securities.

         In the first six months of 2000, cash used by financing activities was $962,000, a direct result of the repayment of bank loans and the payment of dividends. In the first six months of 1999, cash provided by financing activities was $5.1 million as OGGI obtained a $6.0 million loan to help it finance its acquisition of Southern. The $6.0 million loan has a term of five years with a fixed interest rate of 7.05%.

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

ITEM     2. CHANGE IN SECURITIES - None

ITEM     3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held an Annual Meeting of Shareholders on May 11, 2000.

    (b) Not Applicable.

    (c) The votes cast for the election of the nominees for director were as follows:



                       DIRECTOR                       FOR                WITHHELD
                       --------                       ---                --------
             Karen M. Balaban                      3,136,417              68,399
             Robert L. Goldstein                   3,126,072              78,746
             Noah W. Kreider, Jr.                  3,136,569              68,248

             The votes cast for the ratification of PricewaterhouseCoopers L.L.P. as the auditors for the fiscal year ended December 31, 2000 were as follows:

                   (i)      For         -- 3,076,401
                   (ii)     Against     --   103,628
                   (iii)    Abstentions --    24,938

ITEM     5. OTHER INFORMATION - None

ITEM     6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibit 27 - Financial Data Schedule
    (b)      Reports on Form 8-K

                  (i) On May 16, 2000, the Company filed an 8-K containing an
                  Item 5, Other Events disclosure regarding the execution of an Agreement and Plan of Reorganization among the Company and Ohio Farmers Insurance Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     OLD GUARD GROUP, INC.

Date:      August 9, 2000         /s/ Henry J. Straub
----------------------------      ---------------------------------
                                      Henry J. Straub,
                                      Chief Financial Officer and
                                      Treasurer (principal financial officer and
                                      principal accounting officer)